Form 10QSB
period 1996-06-30
BRYAN BANCORP OF GEORGIA INC
filed 1996-08-13
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1996


   Commission File Number:           33-28514-A
                                     ----------

                         BRYAN BANCORP OF GEORGIA, INC.
- - --------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


           GEORGIA                                      58-1835646
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


9971 Ford Avenue, Richmond Hill, Georgia                    31324
- - ----------------------------------------   ------------------------------------
(Address of principal executive offices)                  (Zip code)



                                 (912) 756-4444
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)




Check whether the registrant (1) filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes      x                    No
                          ---                      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $1.00 Par Value - 506,558 shares as of August 5, 1996
      -------------------------------------------------------------------


Transitional Small Business Disclosure Format:
                                        Yes                        No  x
                                             ----                     ----

                              Page 1 of 10 Pages

                                     INDEX



                 BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY





PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheet - June 30, 1996

            Consolidated Statements of Income - Three Months Ended June 30, 1996 and 1995 Six months ended June 30, 1996 and 1995

            Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995

            Notes to Consolidated Financial Statements - June 30, 1996

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security-Holders

   Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
- - ----------------------------

                 BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)


                                                                                        June 30, 1996
                                                                                       ---------------
ASSETS
Cash and due from banks                                                                 $ 2,990,667
Federal funds sold                                                                        3,330,000
Investment securities available for sale                                                  4,824,279
Investment securities held to maturity (estimated market
  value of $3,127,386)                                                                    3,167,727
Loans                                                                                    39,133,547
Less allowance for loan losses                                                             (442,807)
                                                                                        -----------
          Loans, net                                                                     38,690,739
Interest receivable                                                                         352,600
Premises and equipment, net                                                               1,465,569
Other assets                                                                                279,801
                                                                                        -----------
Total assets                                                                            $55,101,383
                                                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                                   $ 8,614,411
  Interest-bearing                                                                       39,267,630
                                                                                        -----------
          Total deposits                                                                 47,882,041
Federal Home Loan Bank advances                                                             400,000
Other borrowed funds                                                                        100,000
Interest payable                                                                            191,485
Other liabilities                                                                           231,949
                                                                                        -----------
          Total liabilities                                                              48,805,475
                                                                                        -----------

Shareholders' Equity:
  Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 521,758 shares                                                                   521,758
  Additional paid-in capital                                                              4,869,485
  Retained earnings                                                                       1,213,846
  Net unrealized loss on investment
    securities available for sale                                                           (40,581)
                                                                                        -----------
                                                                                          6,564,508
  Less 15,200 shares of treasury stock- at cost                                            (268,600)
                                                                                        -----------
          Total shareholders' equity                                                      6,295,908
                                                                                        -----------
Total liabilities and shareholders' equity                                              $55,101,383
                                                                                        ===========

                 BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)


                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                 ------------------------------  ----------------------------
INTEREST INCOME:                                     1996             1995           1996             1995
                                                  ---------       ---------       ----------       ----------
  Loans                                           $ 938,309       $ 877,099       $1,862,966       $1,699,495
  Investment securities:
    Taxable                                          76,284          93,069          160,451          187,460
    Tax-exempt                                       37,907          36,159           75,437           72,239
  Federal funds sold                                 42,957          13,042           64,471           16,436
  Deposits in other banks                             3,003           4,360            4,289           20,119
                                                  ---------       ---------       ----------       ----------
          Total interest income                   1,098,460       1,023,729        2,167,614        1,995,749
                                                  ---------       ---------       ----------       ----------

INTEREST EXPENSE:
  Deposits                                          464,065         403,799          910,393          760,527
  Federal Home Loan Bank advances                     1,134          34,905            7,790           47,516
  Federal funds purchased                               487             655              487            8,370
  Other borrowed funds                                1,125           9,205            2,199           13,245
                                                  ---------       ---------       ----------       ----------
          Total interest expense                    466,811         448,564          920,870          829,658
                                                  ---------       ---------       ----------       ----------

NET INTEREST INCOME                                 631,649         575,165        1,246,745        1,166,091
PROVISION FOR LOAN LOSSES                            30,000          15,000           30,000           30,000
                                                  ---------       ---------       ----------       ----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                          601,649         560,165        1,216,745        1,136,091
                                                  ---------       ---------       ----------       ----------

NONINTEREST INCOME:
  Service charges on deposit accounts                84,609          76,394          164,943          152,115
  Loan servicing fees                                73,221          64,145          137,177          129,253
  Other service charges and fees                     32,781          15,318           52,662           32,232
  Net realized loss on sales
    of available for sale securities                                                                      (80)
  Other                                              24,447          13,096           56,321           27,441
                                                  ---------       ---------       ----------       ----------
                                                    215,058         168,953          411,103          340,961
                                                  ---------       ---------       ----------       ----------
NONINTEREST EXPENSES:
  Salaries and employee benefits                    222,025         180,087          437,217          355,958
  Occupancy                                          24,802          29,250           49,464           51,908
  Equipment and processing expense                   27,316          32,622           51,551           62,720
  Other                                             162,127         149,501          320,120          298,396
                                                  ---------       ---------       ----------       ----------
                                                    436,270         391,460          858,352          768,982
                                                  ---------       ---------       ----------       ----------
INCOME BEFORE INCOME TAXES                          380,437         337,658          769,496          708,070
PROVISION FOR INCOME TAXES                          130,400         115,700          249,400          232,700
                                                  ---------       ---------       ----------       ----------
NET INCOME                                        $ 250,037       $ 221,958       $  520,096       $  475,370
                                                  =========       =========       ==========       ==========

Net income per share                              $    0.49       $    0.43       $     1.02       $     0.92
                                                  =========       =========       ==========       ==========

Weighted average number shares outstanding          509,839         517,131          509,839          517,131
                                                  =========       =========       ==========       ==========

                 BRYAN BANCORP OF GEORGIA, INC.  AND SUBSIDAIRY
              CONSOLIDATED STATEMENTS OF CASH FLOWS  - (UNAUDITED)


                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                        -----------------------------------
                                                                                            1996                    1995
                                                                                        ---------                ----------
OPERATING ACTIVITIES:
  Net income                                                                              $  520,096          $  475,370
  Adjustments to reconcile net income
    To cash provided by operating activities:
       Depreciation and amortization                                                          41,980              34,086
       Provision for loan losses                                                              30,000              30,000
       Net realized loss on available for sale securities                                                             80
       Changes in:
          Interest receivable                                                                 14,642              (3,776)
          Other assets                                                                         5,630             (37,548)
          Interest payable                                                                   (29,302)             43,322
          Other liabilities                                                                 (123,350)           (158,291)
                                                                                          ----------          ----------
              Net cash provided by operating activities                                      459,696             383,243
                                                                                          ----------          ----------
INVESTING ACTIVITIES:
  Net decrease in time deposits in other banks                                                                 1,188,000
  Net increase in federal funds sold                                                        (859,000)           (629,000)
  Proceeds from maturities of investment securities:
    Held to maturity securities                                                                                  205,800
    Available for sale securities                                                            826,731             623,832
  Proceeds from sales of available for sale securities                                                           300,765
  Purchase of investment securities:
    Held to maturity securities                                                             (106,900)           (342,900)
    Available for sale securities                                                                               (300,957)
  Net increase in loans                                                                   (2,287,008)         (3,267,830)
  Additions to premises and equipment                                                       (419,375)            (19,675)
                                                                                          ----------          ----------
              Net cash used for investing activities                                      (2,845,552)         (2,241,965)
                                                                                          ----------          ----------
FINANCING ACTIVITIES:
  Net increase in noninterest-bearing deposits                                             1,050,574             174,884
  Net increase in interest-bearing deposits                                                3,334,419           2,060,575
  Federal Home Loan Bank advance proceeds                                                    800,000           4,875,000
  Repayment of Federal Home Loan Bank advances                                            (1,700,000)         (4,075,000)
  Net increase (decrease) in other borrowings                                                 50,026              (1,342)
  Dividends paid                                                                            (354,591)           (310,294)
  Sale of treasury stock                                                                                          15,000
  Acquisition of treasury stock                                                             (210,800)            (15,000)
                                                                                          ----------          ----------
              Net cash provided by financing activities                                    2,969,628           2,723,823

Increase in cash and cash equivalents                                                        583,772             865,101

Cash and cash equivalents - beginning                                                      2,406,895           2,046,258
                                                                                          ----------          ----------

Cash and cash equivalents - ending                                                        $2,990,667          $2,911,359
                                                                                          ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes                                                                     $  372,601          $  383,309
                                                                                          ==========          ==========
         Interest                                                                         $  950,171          $  786,336
                                                                                          ==========          ==========

                 BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                JUNE  30,  1996




      NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Bryan BanCorp of Georgia, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1995.

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of the Bank's customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth, and unused capacity to purchase funds in the money markets. With ample funds for lending being supplied primarily by core deposit growth, the Company has considerable liquidity and funding flexibility. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the company's liquidity increasing or decreasing in any material way.

             Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawal of deposits. The Company continues in a liquid position at June 30, 1996, with $3.3 million invested in daily federal funds sold and $3.0 million in cash and due from banks. Cash generated from operations, deposit growth and maturing investments have been used to finance increase loan demand, acquire capital expenditures, reduce short-term borrowings, purchase treasury stock and payment of dividends.

             Shareholders' equity at June 30, 1996 was $6.3 million or 11.4% of total assets. Management anticipates that capital will be adequate to sustain the Company's anticipated 1996 growth. The Company's capital is in excess of the applicable regulatory requirements. At June 30, 1996, the Company's leverage ratio was 11.1 % and its tier 1 and total risk-based capital ratios were 14.7% and 15.8%, respectively.

             Net interest income increased in the second quarter of 1996 by approximately $56,000 or 9.8% over the same quarter of 1995. For the six months ended June 30, 1996, net interest income was approximately $81,000, or 6.9% over the same period in 1995. This increase is primarily attributable to the growth of the loan portfolio. Management anticipates that demand for loans will continue strong throughout the remainder of 1996.

     Item 2. Continued


             Noninterest income increased in the second quarter of 1996 approximately $46,000 or 27.% over the same quarter of 1995. For the six months ended June 30, 1996, noninterest income was approximately $70,000, or 20.6% over the same period in 1995. This increase is due primarily to increase in service fees generated from deposit growth.

             Noninterest expenses totaled approximately $436,000 for the quarter ended June 30, 1996 compared to approximately $391,000 for the same quarter in 1995. For the six months ended June 30, 1996, noninterest expenses totaled approximately $858,000, compared to approximately $769,000 during the same period in 1995. This increase of 11.6% is due primarily to an increase in salaries and employee benefits. The Company's efficiency ratio (non-interest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 53% for the six months ended June 30, 1996 as compared to 52% for the same period of 1995.

             Net income for the quarter ended June 30, 1996 was $250,037, a 12.6% increase compared to $221,958 for the same period in 1995. For the six months ended June 30, 1996, net income was $520,096 which is a 9.4% increase over the same period in 1995. This increase in due primarily to growth in loans and deposits which has resulted in an increase in net interest income.

PART II. - OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security-Holders

                The following matters were submitted to a vote of security-holders through the solicitation of proxies for the annual meeting held on May 16, 1996.

                Matter No. One: To elect three directors to serve for a term of three years and until their successors are elected and qualified. All nominees were elected.

                Matter No. Two: To ratify the appointment of the certifying accountant for the fiscal year 1996. This matter was ratified by the shareholders.

                The following is a tabulation of the votes cast for the above matters:


                                    Total            Total           Total
                                   Eligible          Votes           Votes
                                    Votes             For           Against
                                 -----------      ------------    -----------
                Matter No. One      506,558         324,170          none

                Matter No. Two      506,558         324,170          none


        Item 6. Exhibits and Reports on Form 8-K

                (a)  Exhibit No. 27
                     Financial Data Schedules ( SEC use Only)

                (b)  Reports on Form 8-K.     No report on Form 8-K was filed
                                              during the quarter ended
                                              June 30, 1996.

                                   SIGNATURES



   Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BRYAN BANCORP OF GEORGIA, INC.



   Date:   August 5, 1996         By: /s/ E. James Burnsed
           --------------             --------------------
                                          E. James Burnsed,
                                          President and Chief Executive Officer