Form 10QSB
period 1996-09-30
BRYAN BANCORP OF GEORGIA INC
filed 1996-11-12
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996


Commission File Number:  33-28514-A
                         ----------


                         BRYAN BANCORP OF GEORGIA, INC.
 -------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


           GEORGIA                                        58-1835646
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


9971 Ford Avenue, Richmond Hill, Georgia                    31324
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip code)


                                 (912) 756-4444
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Check whether the registrant (1) filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes    X                                No
                   -----                                  -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $1.00 Par Value - 506,558 shares as of November 6, 1996
      ---------------------------------------------------------------------


Transitional Small Business Disclosure Format:
              Yes                                     No    X
                   -----                                  -----

                               Page 1 of 10 Pages
                         Exhibit Index - Not Applicable

                                      INDEX



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY





PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheet - September 30, 1996

              Consolidated Statements of Income - Three Months Ended September 30, 1996 and 1995 Nine months ended September 30, 1996 and 1995

              Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995

              Notes to Consolidated Financial Statements - September 30, 1996

   Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations



PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                  September 30,
                                                                      1996
                                                                 ---------------
ASSETS
Cash and due from banks ......................................     $  4,166,300
Federal funds sold ...........................................          250,000
Investment securities available for sale .....................        5,280,299
Investment securities held to maturity (estimated market
  value of $3,272,406) .......................................        3,243,455
Loans ........................................................       41,304,180
Less allowance for loan losses ...............................         (422,217)
                                                                   ------------
          Loans, net .........................................       40,881,963
Interest receivable ..........................................          363,413
Premises and equipment, net ..................................        1,484,663
Other assets .................................................          272,343
                                                                   ------------
     Total assets ............................................     $ 55,942,436
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing ........................................     $  8,086,145
  Interest-bearing ...........................................       40,336,449
                                                                   ------------
     Total deposits ..........................................       48,422,594
Federal Home Loan Bank advances ..............................          400,000
Other borrowed funds .........................................          127,323
Interest payable .............................................          191,092
Other liabilities ............................................          229,455
                                                                   ------------
     Total liabilities .......................................       49,370,464
                                                                   ------------

Shareholders' Equity:
  Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 521,758 shares ....................................          521,758
  Additional paid-in capital .................................        4,869,485
  Retained earnings ..........................................        1,490,679
  Net unrealized loss on investment
    securities available for sale ............................          (41,350)
                                                                   ------------
                                                                      6,840,572
  Less 15,200 shares of treasury stock- at cost ..............         (268,600)
                                                                   ------------
     Total shareholders' equity ..............................        6,571,972
                                                                   ------------
     Total liabilities and shareholders' equity ..............     $ 55,942,436
                                                                   ============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                   -----------------------------    ------------------------------
INTEREST INCOME:                                       1996             1995              1996             1995
                                                   -------------   -------------    --------------   -------------
  Loans .......................................     $ 1,004,647     $   916,062       $ 2,867,613     $ 2,615,557
  Investment securities:
    Taxable ...................................          78,310          89,031           238,761         276,491
    Tax-exempt ................................          39,073          38,246           114,510         110,485
  Federal funds sold ..........................          22,748           9,943            87,219          26,379
  Deposits in other banks .....................           3,522           4,878             7,811          24,997
                                                    -----------     -----------       -----------     -----------
          Total interest income ...............       1,148,300       1,058,160         3,315,914       3,053,909
                                                    -----------     -----------       -----------     -----------

INTEREST EXPENSE:
  Deposits ....................................         465,078         439,763         1,375,471       1,200,290
  Federal Home Loan Bank advances .............           7,450          18,573            15,240          66,089
  Federal funds purchased .....................              19           1,595               506           9,965
  Other borrowed funds ........................           1,019           9,026             3,218          22,271
                                                    -----------     -----------       -----------     -----------
          Total interest expense ..............         473,566         468,957         1,394,435       1,298,615
                                                    -----------     -----------       -----------     -----------

NET INTEREST INCOME ...........................         674,734         589,203         1,921,479       1,755,294
PROVISION FOR LOAN LOSSES .....................          30,000          35,000            60,000          65,000
                                                    -----------     -----------       -----------     -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES ....................         644,734         554,203         1,861,479       1,690,294
                                                    -----------     -----------       -----------     -----------

NONINTEREST INCOME:
  Service charges on deposit accounts .........          92,869          75,500           257,812         227,615
  Loan servicing fees .........................          63,959          62,650           201,136         191,903
  Other service charges and fees ..............          32,204          17,968            84,866          50,200
  Net realized loss on sales
    of available for sale securities ..........                                                               (80)
  Other .......................................          19,758          14,703            76,079          42,144
                                                    -----------     -----------       -----------     -----------
                                                        208,790         170,821           619,893         511,782
                                                    -----------     -----------       -----------     -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits ..............         243,487         186,619           680,704         542,577
  Occupancy ...................................          19,609          23,322            69,073          75,230
  Equipment and processing expense ............          25,719          32,395            77,270          95,115
  Other .......................................         134,575         124,708           454,695         423,104
                                                    -----------     -----------       -----------     -----------
                                                        423,390         367,044         1,281,742       1,136,026
                                                    -----------     -----------       -----------     -----------
INCOME BEFORE INCOME TAXES ....................         430,134         357,980         1,199,630       1,066,050
PROVISION FOR INCOME TAXES ....................         153,300         119,800           402,700         352,500
                                                    -----------     -----------       -----------     -----------
NET INCOME ....................................     $   276,834     $   238,180       $   796,930     $   713,550
                                                    ===========     ===========       ===========     ===========

Net income per share ..........................     $      0.54     $      0.46       $      1.57     $      1.38
                                                    ===========     ===========       ===========     ===========

Weighted average number shares outstanding ....         508,722         516,905           508,722         516,905
                                                    ===========     ===========       ===========     ===========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDAIRY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                         1996            1995
                                                                   -------------   --------------
OPERATING ACTIVITIES:
  Net income .................................................      $   796,930      $   713,550
  Adjustments to reconcile net income
    To cash provided by operating activities:
       Depreciation and amortization .........................           57,322           51,720
       Provision for loan losses .............................           60,000           65,000
       Net realized loss on available for sale securities ....                                80
       Changes in:
          Interest receivable ................................            3,829           (5,753)
          Other assets .......................................           18,786            3,649
          Interest payable ...................................          (29,695)          51,813
          Other liabilities ..................................         (125,844)        (112,323)
                                                                    -----------      -----------
              Net cash provided by operating activities ......          781,328          767,736
                                                                    -----------      -----------

INVESTING ACTIVITIES:
  Net decrease in time deposits in other banks ...............                         1,188,000
  Net ( increase) decrease in federal funds sold .............        2,221,000         (150,000)
  Proceeds from maturities of investment securities:
     Held to maturity securities .............................                           268,100
    Available for sale securities ............................          868,180          630,121
  Proceeds from sales of available for sale securities .......                           300,765
  Purchase of investment securities:
    Held to maturity securities ..............................         (181,900)        (444,200)
    Available for sale securities ............................         (500,000)        (300,957)
  Net increase in loans ......................................       (4,508,231)      (3,612,003)
  Additions to premises and equipment ........................         (458,476)         (60,006)
                                                                    -----------      -----------
              Net cash used for investing activities .........       (2,559,427)      (2,180,180)
                                                                    -----------      -----------

FINANCING ACTIVITIES:
  Net increase (decrease)  in noninterest-bearing deposits ...          522,308         (705,198)
  Net increase in interest-bearing deposits ..................        4,403,238        1,980,001
  Federal Home Loan Bank advance proceeds ....................          800,000        5,875,000
  Repayment of Federal Home Loan Bank advances ...............       (1,700,000)      (4,075,000)
  Net increase (decrease) in other borrowings ................           77,349          (13,638)
  Dividends paid .............................................         (354,591)        (310,294)
  Sale of treasury stock .....................................                            15,000
  Acquisition of treasury stock ..............................         (210,800)         (15,000)
                                                                    -----------      -----------
              Net cash provided by financing activities ......        3,537,504        2,750,871
                                                                    -----------      -----------

Increase in cash and cash equivalents ........................        1,759,405        1,338,427

Cash and cash equivalents - beginning ........................        2,406,895        2,046,258
                                                                    -----------      -----------

Cash and cash equivalents - ending ...........................      $ 4,166,300      $ 3,384,685
                                                                    ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes ........................................      $   525,301      $   481,309
                                                                    ===========      ===========
         Interest ............................................      $ 1,424,130      $ 1,246,802
                                                                    ===========      ===========


                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                               SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


     NOTE 1 - BASIS OF PRESENTATION
     ------------------------------
     The accompanying unaudited financial statements of Bryan Bancorp of Georgia, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1995.

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

            Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawal of deposits. The Company continues in a liquid position at September 30, 1996, with $4.4 million invested in cash and due from banks and daily federal funds sold. Cash generated from operations and deposit growth have been used to finance increase loan demand, acquire capital assets, purchase treasury stock and payment of dividends.

            Shareholders' equity at September 30, 1996 was $6.6 million or 11.7% of total assets. Management anticipates that capital will be adequate to sustain the Company's anticipated 1996 growth. The Company's capital is in excess of the applicable regulatory requirements. At September 30, 1996, the Company's leverage ratio was 11.7% and its tier 1 and total risk-based capital ratios were 14.9% and 15.9%, respectively.

            Net interest income increased in the third quarter of 1996 by approximately $85,000 or 14.5% over the same quarter of 1995. For the nine months ended September 30, 1996, net interest income was approximately $166,000, or 9.5% over the same period in 1995. This increase is primarily attributable to the growth of the loan portfolio. Management anticipates that demand for loans will continue strong throughout the remainder of 1996.

            Noninterest income increased in the third quarter of 1996 approximately $38,000 or 22.% over the same quarter of 1995. For the nine months ended September 30, 1996, noninterest income was approximately $108,000, or 21.1% over the same period in 1995.

    Item 2. Continued

            Noninterest expenses totaled approximately $423,00 for the quarter ended September 30, 1996 compared to approximately $367,000 for the same quarter in 1995. For the nine months ended September 30, 1996, noninterest expenses totaled approximately $1,282,000, compared to approximately $1,136,000 during the same period in 1995. This increase of 12.8% is due primarily to an increase in salaries and employee benefits. The Company's efficiency ratio (non-interest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 52% for the nine months ended September 30, 1996 and 1995.

            Net income for the quarter ended September 30, 1996 was $276,834, a 16.2% increase compared to $238,180 for the same period in 1995.

PART II. - OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits No. 27:       Financial Data Schedules (SEC use only).

            (b) Reports on Form 8-K:   No report on Form 8-K was filed during
                                       the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BRYAN BANCORP OF GEORGIA, INC.




    Date:  November 6, 1996       By:  /s/ E. James Burnsed
                                           E. James Burnsed,
                                           President and Chief Executive Officer