Form 10KSB
period 1996-12-31
BRYAN BANCORP OF GEORGIA INC
filed 1997-03-31
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 1996


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

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:
                                      None
                                   ----------

  Securities registered pursuant to Section 12(g) of the Exchange Act of 1934:
                                      None
                                   ----------

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

Check if there is no disclosure of delinquent filers in response to item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes    X                                No
                   -----                                  -----

The issuer's revenues for its last fiscal year were $5,375,567

The aggregate market value of the common stock of the registrant held by nonaffiliates (260,439 shares) on March 18, 1997 was approximately $4,948,341 (based on a per share price of $19 which is an estimate price since the stock is not listed, not actively traded, and transactions are conducted on a private basis.

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

                       504,558 shares as of March 18, 1997
                       -----------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
                                   ----------

Transitional Small Business Disclosure Format:
              Yes                                     No    X
                   -----                                  -----

                                     PART I




Item I.  Business.
------------------


History and Organization

Bryan Bancorp of Georgia, Inc. (the "Company") is a registered bank holding company under the federal Bank Holding Act of 1956, as amended, and owns 100% of the outstanding capital stock of Bryan Bank & Trust, Richmond Hill, Georgia (the "Bank"). The Company was incorporated under the laws of the State of Georgia on March 6, 1989 to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

The Bank commenced operations on December 27, 1989 in a permanent facility located on Ford Avenue in Richmond Hill, Georgia. This 8,700 square foot facility is owned by the Bank.

The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, super NOW accounts, public funds accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts, certificates of deposit, business accounts, commercial loans, real estate loans and consumer/installment loans.


Market Area and Competition

The primary service area for the Bank encompasses approximately 60 square miles in the Richmond Hill area of Bryan County, Georgia including that portion of Bryan County south of Fort Stewart extending south to the northern portion of Liberty County and the southern fringes of Chatham County, Georgia.

There is only one banking facility, a branch office of a state bank headquartered in Bryan County, which is located in the Bank's primary service area. However, the Bank is in competition with many statewide and regional banks having offices immediately north of the Bank's primary service area in the adjoining Metropolitan Savannah area, as well as savings and loan associations, insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities located in Chatham County, which have recently been invading the traditional banking markets.


Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the assets/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

The Bank's asset/liability mix is monitored on a regular basis with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors, The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.


Correspondent Banking

Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or participations with correspondent banks.

The  Bank  sells  loan   participations  to  correspondent   banks  and  certain
development authorities with respect to loans which exceed the Bank's lending limit.


Data Processing

The Bank has a data processing servicing agreement with M&I Data Services, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit and loan accounting. The data processing servicing agreement provides for the Bank to pay a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.


Employees

The bank employs 32 persons including 30 full-time employees. None of the employees are represented by a labor union or other collective bargaining unit, and management believes its employees relationships are satisfactory.


Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.


Supervision and Regulation

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of state and federal regulatory agencies, including the Georgia Department of Banking and Finance, the Federal Reserve Board, the Securities and Exchange Commission and the Federal Deposit Insurance Corporation ("FDIC").

The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the company may not deem it advisable to provide such assistance.

Interstate expansion of bank holding companies is prohibited unless such acquisition is specifically authorized by a statute of the state in which the target bank or bank holding company is located. A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions.

The Company is also regulated by the Georgia Department of Banking and Finance under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain prior approval of the Commission of Banking before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or a federal saving bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation, and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Commissioner for approval of such acquisition.

Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. In 1989, both the Federal Reserve Board and the FDIC issued new risk-based capital guidelines for bank holding companies and banks which make regularly capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state-chartered banks which are not members of the Federal Reserve System and whose deposits are insured by the FDIC regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must meet minimum capital requirements. Regulatory guidelines define capital as either Tier 1 (primarily includes common stock, paid-in capital and retained earnings) or Tier 2 (primarily consists of subordinated debentures, certain preferred stock and general loan and lease valuation allowances). The Company and the bank are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital to risk-weighted assets of 8%. Additionally, the Company and the Bank are subject to a minimum Tier 1 leverage ratio of 4%. At December 31, 1996 the Company and the Bank meet all minimum capital requirements. See note 10 to the consolidated financial statements.

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

The Federal Reserve Board and the FDIC recently have proposed a revision to their risk-based capital guidelines to further ensure that those guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The agencies have proposed two alternative methods for assessing a bank's capital adequacy for interest rate risk. Under the first approach, the banking agencies would establish minimum capital standards for interest rate risk based on either a supervisory model or the bank's internal model of measuring risk. Institutions would be required to have capital sufficient to cover the amount of measured exposure in excess of the threshold level. The proposed threshold level is a decline in net economy value equal to 1% of assets. Under the second approach, a minimum capital requirement for interest rate risk would not be set. Instead, examiners would consider results of quantitative measures of interest rate risk along with other factors in evaluating an institution's capital adequacy for interest rate risk.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized", "adequately capitalized", and "undercapitalized", "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The Act also provides that banks have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board and the FDIC issued a Notice of Proposed Rulemaking on November 18, 1993, which institutes regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation.

The State of Georgia has a regional interstate banking statute which authorizes bank holding companies whose operations are principally conducted in certain southeastern states to acquire banks and bank holding companies located in Georgia under certain conditions. Such southeastern states include the States of Alabama, Arkansas, Florida, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, West Virginia and the District of Columbia. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

The Georgia General Assembly recently enacted legislation altering the public policy of the State regarding intrastate branch banking. Essentially, the legislation allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. Between July 1, 1996 and June 30, 1998, the number of de novo branch banks is limited to three per bank or group of affiliated banks under the same bank holding company. Beginning July 1, 1998, the number of de novo branch banks which may be established is no longer limited by statute.

As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

As a state bank, the Bank is subject to the supervision of the Georgia Department of Banking and Finance and, to a limited extent, the FDIC and the Federal Reserve Board. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

The RCDRIA was enacted September 23, 1994, to promote economic revitalization and community development to "investment areas". The RCDRIA establishes a Community Development Financial Institutions Fund to achieve these objectives. The fund is authorized to provide financial assistance through a variety of mechanisms, including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any community development financial institution and its subsidiaries and affiliates may receive is generally limited to $5 million. A qualifying institution may receive an additional $3.75 million for the purpose of serving an investment area in another state.

The RCDRIA also provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies , remove inconsistencies and eliminate outmoded and duplicative requirements. The RCDRIA also directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other banking agencies, and work to coordinate with state banking agencies. The federal banking agencies are also directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

The RCDRIA also provides procedures for expediting bank holding company applications, eliminating prior approval of the Federal Reserve for the acquisition of control of a bank in a reorganization in which persons exchange their shares for shares of a newly-formed bank holding company provided the bank holding company immediately after the acquisition meets capital and other financial standards and the bank is "adequately capitalized", the holding company does not engage in any activities other than those of managing and controlling banks, the company provides 30 days prior notice to the board of the transaction, and the holding company will not acquire control of any additional bank. The RCDRIA also provides for reduction of post-approval waiting periods, decreasing the waiting period from 30 days to 15 days in most instances. The RCDRIA also exempts from federal securities registration securities issued in connection with the formation of a one-bank holding company.

The RCDRIA also permits a bank holding company to engage in non-banking activities or acquire or retain ownership or control of the shares of a company engaged in non-banking activities if prior written notice of the proposed transaction or activity is provided to the Federal Reserve at least 60 days before the transaction or activity occurs or commences. In assessing the proposed transaction or activity, the board will consider whether performance of the activity by a bank holding company or a subsidiary can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweighs possible adverse effects.

The section of the Bank Holding Company Act ("BHCA") permitting a bank holding company to engage in nonbanking activities with sixty day notice was amended by the Economic Growth and Regulatory Paperwork Reduction Act of 1966, enacted as a part of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 to permit a well-capitalized and well-managed bank holding company, that controls predominantly well-capitalized and well-managed depository institutions, as defined by amendments to the Bank Holding Company Act, to engage de novo in any permissible non-banking activities (except for an insured depository institution, i.e., a savings association) under expedited procedures. To be eligible for the expedited procedures, the book value of the assets acquired may not exceed 10% of the holding company's consolidated risk weighted assets and the consideration paid may not exceed 15% of Tier one capital. The Federal Reserve Board may adjust these percentages. In addition, no administrative enforcement action may have been commenced or be pending nor may any cease and desist order pursuant to & 8 of the FDIC Act have been issued or be pending against the holding company or any of its depository institutions subsidiaries.

While all qualifying holding companies engaging in permissible, non-banking activities under the expedited procedures must provide notice to the Federal Reserve Board, the notice provisions differ. First, to engage de novo directly or through a subsidiary in activities that the Fed has already approved by regulation, the bank holding company must provide notice within ten days after commencing the activity. Second, to engage in activities that the Fed has permitted by order or to acquire the shares or assets of an existing company, the bank holding company must provide notice at least twelve business days prior to commencing the activity, during which time the Fed may require the full 60-day notice procedure.

The Interstate Bank Act, enacted September 29, 1994, will, among other things, permit bank holding companies to merge their multi-state bank subsidiaries into a single bank by June 1, 1997, unless state legislators act to "opt-out" of this provision, to acquire banks in any state one year after the effective date of the Interstate Banking Act and permit banks to establish de novo branches across state lines so long as the individual states into which a potential de novo entrant proposes to branch specifically passes legislation to "opt-in".

Under the Interstate Bank Act, a bank may merge beginning on June 1, 1997, with a bank in another state so long as the transaction does not involve a bank in a home state which has enacted a law after the date of enactment of the Interstate Banking Act and before June 1, 1997, that applies equally to all out of state banks and expressly prohibits such interstate merger transactions. Such a law would have no effect on merger transactions approved before the effective date of such state law. States may also elect to permit merger transactions before June 1, 1997.

The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only if state law permits an out of state acquiror to acquire a branch without acquiring the bank. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

Beginning September 29, 1995, the Board of Governors of the Federal Reserve System is authorized to approve the acquisition by a well capitalized and adequately managed bank holding company of a bank that is located in another state without regard as to whether the acquisition is prohibited under the laws of any state. Again, state minimum age laws for banks to be acquired will be preserved unless the state law provides for a minimum age period of more than five years. The Federal Reserve may not approve an interstate acquisition which would result in the acquiror's controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out of state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in state or out of state bank holding companies making an initial acquisition. Notwithstanding the foregoing, anti-trust laws are not affected by the Interstate Banking Act.

The Interstate Bank Act now provides that banks may establish branches across state lines upon approval of the appropriate federal regulator if the state "opts-in" by enacting legislation that expressly permits de novo interstate branching. The establishment of the initial branch in a host state which permits de novo interstate branching is subject to the same requirements which apply to the initial acquisition of a bank in a host state, other than the deposit concentration limits, since the bank would not control any deposits in the host state at the time of entry. Once a branch has been established by de novo branching, the bank may establish and acquire additional branches at any location in the host state in the same manner as any bank in the host state could have established or acquired under applicable federal or state law.

The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

Recent Regulatory Developments

On September 3, 1996, President Clinton signed the Omnibus Consolidated Appropriations Act for the fiscal year 1997. Subtitle G of Title Two of that Act is titled the "Deposit Insurance Funds Act of 1996" (Deposit Insurance Funds
Act), which among other things provides for the recapitalization of Savings Association Insurance Fund ("SAIF") as of October 1, 1996. To accomplish this recapitalization, the FDIC imposed a special assessment on each insured depository institution with deposits assessable under the SAIF so that SAIF would achieve its designated reserve ratio (DRR) on the first business day of the first month after the date of the enactment of the Deposit Insurance Funds Act. Because the legislation was enacted as of September 30, 1996, under the Deposit Insurance Funds Act, SAIF achieved its DRR and became fully capitalized on October 1, 1996. For purpose of the SAIF special assessment, the amount of SAIF-assessable deposits is determined as of March 31, 1995. However, the term "SAIF-assessable deposits" includes deposits assumed after March 31, 1995 if the deposits were assumed from an institution that is no longer insured when the special assessment to recapitalize SAIF is imposed under this section. Therefore, some institutions will be required to pay the special assessment on SAIF insured deposits that were assumed after March 31, 1995.

A major part of the plan to recapitalize SAIF involves imposing a one-time special assessment on SAIF-assessable deposits that may be paid in two installments under certain conditions. Subject to certain statutory adjustments, the FDIC has discretion to determine the rates of the assessments after considering certain factors, including the most recent SAIF balance, data on insured deposits, and any other factors that the FDIC deems appropriate. This one-time special assessment is subject to certain exceptions, and the FDIC has discretion to issue orders exempting weak institutions from paying this special assessment if the exemption will reduce the risk to SAIF. The FDIC prescribed guidelines for issuing such an exemption within 30 days of enactment of the Deposit Insurance Funds Act. The Act required FDIC to exempt from the special assessment (1) institutions that existed on October 1, 1995 and held no SAIF assessable deposits before January 1, 1993, (2) federal savings banks newly established in April, 1994 to acquire the deposits of savings institutions in default that received assistance from the RTC in connection with the transactions, and (3) an SAIF insured savings association that, before January 1, 1987, was a federal savings bank insured by the FSLIC for the purpose of acquiring the assets or assuming the liabilities of a national bank in a transaction consummated after July 1, 1986 and had assets less than $150 million. Exempt institutions generally are required to pay semi-annual assessments at former rates under the schedule applicable to SAIF fund members on June 30, 1995, with certain exceptions.

There are three statutory adjustments that the FDIC must consider in setting the SAIF recpaitalization rates. The first of these relates to Oakar transactions, which are generally defined to include bank purchases of SAIF-assessable deposits. Generally, Bank Insurance Fund (BIF) members acquiring SAIF-assessable deposits in Oakar transactions prior to March 31, 1995 (or after March 31, 1995 if the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed), are subject to the SAIF special assessment but the amount of assessable deposits would, as a general proposition, be reduced by 20% for purposes of the assessment if certain conditions are satisfied. The 20% haircut for these BIF members applies for purposes of the special assessment and for purposes of future semi-annual assessments on SAIF-assessable deposits that were acquired prior to March 31, 1995. To be eligible for the 20% haircut, a BIF member must satisfy certain requirements that are based on a suggested attributable deposit amount as of June 30, 1995.

The second statutory adjustment the FDIC must consider for purposes of computing this special assessment relates to "converted associations," a term defined by the Act. An institution meeting one of the Act's definitions of "converted association" may also reduce by 20% the amount of deposits that are SAIF insured as of March 31, 1995 (or after March 31, 1995 is subject to the special assessment because the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed). In addition to "converted associations," Sasser banks - a savings association that converted to a bank charter prior to SAIF reaching its DRR and as a result the resulting bank was required to remain an SAIF member - may qualify under this second adjustment under very limited criteria.

Third, if payment of the special assessment would pose a significant risk that an insured depository institution or its holding company may default on payments under debt obligations or preferred stock, the institution may elect to pay the special assessment under extended terms that would include a supplemental special assessment.

The SAIF was initially capitalized through the issuance of bond obligations by the Financing Corporation (FICO), commonly referred to as FICO bonds. The Deposit Insurance Funds Act also addresses repayment of the interest on those bonds. Beginning with the semi-annual periods after December 31, 1996, assessments to pay approximately $8 million in interest on FICO bonds will be shared among all insured depository institutions, including insured national banks, instead of only SAIF members. For purposes of the assessments to pay the interest on the FICO bonds, BIF-assessable deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF-assessable deposits until December 31, 1999. After the earlier of December 31, 1999 or the date the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin.

For purposes of paying the interest on the FICO bonds, "BIF-assessable deposits" means deposits that are subject to assessments under BIF. The term "SAIF-assessable deposits" means deposits that are assessable under SAIF and includes any deposits that were assumed after March 31, 1995 if the insured institution from which the deposits were acquired is not insured when the SAIF special assessment is imposed.

The Deposit Insurance Funds Act also provides that, as of the date of enactment and ending on the earlier of December 31, 1999 or the date that the last savings association ceases to exist, the federal banking agencies must take appropriate action to prohibit deposit shifting from SAIF to BIF, including enforcement actions, denial of applications , or imposing exit and interest fees as if the transaction qualified as a conversion. The legislation requires the office of the comptroller of the currency, the FDIC, the Federal Reserve Board, and the Office of Thrift Supervision to take necessary actions to prevent insured depository institutions and depository institution holding companies from facilitating or encouraging the shifting of deposits from SAIF-assessable to BIF-assessable for purpose of evading the assessments imposed on SAIF-assessable deposits. The FDIC may issue regulations to prevent deposit shifting. It is a rule of construction, however, that this portion of the Deposit Insurance Funds Act does not prohibit an institution from engaging in conduct or activity that is part of the ordinary course of business and is not directed at depositors of an insured affiliated institution.

The Deposit Insurance Funds Act also provides for the merger of BIF and SAIF into Deposit Insurance Fund (DIF) on January 1, 1999, if no insured depository institutions a "savings association" on that date. If an insured savings association still exists on January 1, 1999, the Deposit Insurance Funds Act does not make provision for the merger of the funds to occur on a subsequent date. For purposes of the IF/SERIF merger, the term "savings association" is defined as having the same meaning as it does in & 3(b) of the FDIC Act (12 U.S.C. & 1813 (b)), and thus includes both federal and state savings associations.

If immediately before the merger , the SAIF reserve ratio exceeds the DRR, the excess will be placed in DIF's special reserve. While the DIF special reserve will not be included for purposes of calculating the DIF DRR and the FDIC can not refund any amount in the special reserve, it can be drawn upon for emergency purposes if the reserve ratio of the DIF should drop below 50% of its DRR for a sustained period of time. This portion of the Deposit Insurance also makes conforming changes to the FDIC Act and other provisions of law effective on January 1, 1999 if the funds are so merged. If the funds are not merged, the Deposit Insurance Fund Act establishes an SAIF special reserve as of January 1, 1999 that will consist of the excess in the SAIF over the DRR as of that date. While the amount in the SAIF special reserve can not be used for refunds from the SAIF, it would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of its DRR for a sustained period of time.

The Deposit Insurance Funds Act also required the FDIC on such basis as it deems appropriate to refund any amounts in excess of the DRR to BIF members and, after it is established, to DIF members. There are no similar provisions for refunds to SIF members. A member can not, however, receive any refund for any semi-annual assessment period that exceeds the assessment paid during that period. Institutions that are not "well-capitalized" or that have other weaknesses are not eligible for refunds. The refund provision becomes effective as of the end of any semi-annual assessment period beginning after the date of enactment of the Deposit Insurance Funds Act.

Item 2.  Properties.
--------------------

The executive offices and the Bank facility are located on Ford Avenue in Richmond Hill, Georgia on approximately 2.8 acres of land. The building, which is owned by Bryan Bank & Trust and carried as an asset on its balance sheet, is two stories with approximately 8,700 square feet. The lobby with five teller windows and several service desks, the executive and lending offices, the loan department and the vault which contains 700 safe deposit boxes for rental to Bank customers are located on the ground floor. The accounting operations and a conference room are located on the second floor. The building also has a drive-in teller window.


Item 3.  Legal Proceedings.
---------------------------

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there proceedings known to the Company to be contemplated by any governmental authority; nor are there proceedings known to the Company, pending or contemplated, in which any director, officers or affiliate or any principal security holder of the Company, or any associate of the foregoing is a party or has an interest adverse to the Company or the Bank.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted during the fourth quarter ended December 31, 1996 to a vote of security holders of the Company.







                                     PART II



Item 5.  Market or Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

The Company has maintained partial records of share prices based upon actual transactions disclosed. However, these records are incomplete since they do not reflect prices for all transactions in the common stock of the Company. To the extent such information has been disclosed to the Company, the share prices of the common stock of the Company is as follows:

    --------------------------------------------------------
                                          Selling Price
                                 ---------------------------
               Year                   High             Low
   ---------------------------------------------------------
   1996:
   First quarter                  $    20         $    18
   ---------------------------------------------------------
   Second quarter                     n/a             n/a
   ----------------------------------------------------------
   Third quarter                      n/a             n/a
   ----------------------------------------------------------
   Fourth quarter                 $    20         $    20
   ----------------------------------------------------------
   1995:
   First quarter                  $    15         $    15
   ----------------------------------------------------------
   Second quarter                     n/a             n/a
   ----------------------------------------------------------
   Third quarter                      n/a             n/a
   ----------------------------------------------------------
   Fourth quarter                     n/a             n/a
   ----------------------------------------------------------


During the period covered by this report and to date, there has been no established public trading market for the Company's common stock.

As of March 5, 1997, the approximate number of holders of record of the Company's common stock was 428.

The Company has paid cash dividends on an annual basis since 1994. In the second quarters of 1996 and 1995, the Company paid cash dividends totaling $.70 and $.60 per share, respectively. The Company expects to continue paying annual dividends, although there is no assurance as to future dividends because they will depend on the future earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

The Company's ability to pay dividends will depend entirely on the amount of dividends paid by the Bank and any other subsequently acquired entities. The Bank is, and such other entities may be, subject to regulatory restrictions on the payment of dividends. The Bank is subject to restrictions on the payment of dividends under Georgia law and Georgia Banking Department regulations. Pursuant to regulations adopted by the Georgia Banking Department, a bank needs the approval of the Georgia Banking Department to pay cash dividends if at the time of such payment (i) total classified assets exceed 80% of the bank's equity capital (which included the aggregate par value of all common stock, paid in surplus, retained earnings, capital reserves and reserves for loan losses), or
(ii) the aggregate amount of dividends to be paid or anticipated to be paid during the calendar year exceeds 50% of the net after-tax profits of the bank for the previous calendar year, or (iii) the ratio of equity capital (as defined above) to adjusted total assets is less than six percent (6%). The Georgia Business Corporation Code permits payment of dividends to shareholders in money, indebtedness or other property unless, after giving effect to such distribution, the corporation would not be able to pay its debts as they became due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were to be dissolved at the time of distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.



Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations.
          ----------------------

The following analysis reviews the important factors affecting the financial condition and results of operations of Bryan Bancorp (the "Company"). The Company owns all of the outstanding stock of Bryan Bank and Trust (the "Bank"). The financial position, results of operations, and the cash flows of the Company are primarily related to the Bank. This review should be read in conjunction with the consolidated financial statements and related notes.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of the Company's customers. This is achieved through maintaining a combination of sufficient liquid assets and unused capacity to purchase funds in the money markets. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. The Company continues to be in a liquid position with approximately $5,500,000 invested in federal funds sold and approximately $2,300,000 in cash and due from banks at December 31, 1996. The Company's cash and cash equivalents plus Federal funds sold increased by approximately
$2,900,000 in 1996. The primary source of this increase was approximately $1,000,000 generated from operating activities and approximately $9,100,000 in deposit growth in 1996. The Company also received short-term advances from the Federal Home Loan Bank at various times during the year which were used in funding the continued demand for loans which increased approximately $5,400,000 in 1996.

In addition to the Company's credit line with the Federal Home Loan Bank which allows advances up to seventy-five percent of the book value of one-to-four family first mortgage loans. The Company also has the ability on a short-term basis to purchase funds from other financial institutions. Presently, the Company has federal funds line of credit arrangements with other financial institutions aggregating $3,000,000.

There are no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Interest rate sensitivity varies with the different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 or more sensitive than regular savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap.

Management monitors the Company's asset and liability positions in order to maintain a balance between rate-sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawals of deposits.

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1996:


                                                                              Term to Repricing on Maturity
                                                                                    (in thousands)
                                                        -------------------------------------------------------------------------

                                                            0-90           91-365        One-Five       Over Five
                                                            days            days           Years          Years          Total
                                                        ------------    ------------   ------------   ------------   ------------
        Interest earning assets:
        Federal Funds Sold ..........................   $  5,530,000                                                 $  5,530,000
        Available for sale securities ...............        505,941                   $  1,639,347   $  3,189,437      5,334,725
        Held to maturity securities .................       156,200     $     75,000        718,026      2,244,974      3,194,200
        Loans, net ..................................      6,704,617      14,272,834     20,420,045        407,943     41,805,439
                                                        ------------    ------------   ------------   ------------   ------------
        Total interest earning assets ...............     12,896,758      14,347,834     22,777,418      5,842,354     55,864,364
                                                        ------------    ------------   ------------   ------------   ------------

        Interest bearing liabilities:
        NOW deposits ................................      9,335,919                                                    9,335,919
        Money market deposits .......................      1,787,254                                                    1,787,254
        Savings deposits ............................      6,719,504                                                    6,719,504
        Time deposits ...............................      7,896,225      13,986,417      3,254,390                    25,137,032
        short-term borrowings .......................        433,195                                                      433,195
                                                        ------------    ------------   ------------   ------------   ------------
        Total interest bearing liabilities                26,172,097     13,986,417       3,254,390                    43,412,904
                                                        ------------    ------------   ------------   ------------   ------------

        Interest Rate Sensitivity Gap ...............   $(13,275,339)   $   361,417    $ 19,523,028   $  5,842,354   $ 12,451,460
                                                        ============    ============   ============   ============   ============



As indicated in the above table, the first three months reflect a negative cumulative gap position. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets. While the Company's rate sensitive liabilities reprice more quickly than the rate sensitive assets during the first three months, this position reverses during the remainder of the first year to a positive gap position. The $19,523,028 excess of interest-earning assets over interest-bearing liabilities for the one-to-five year period is primarily related to the longer maturities of loans over relative to deposits.

The interest rate sensitivity table presumes that all loans and securities will perform according to their contractual maturities when, in reality, actual loan terms are much shorter than the original terms and in many cases securities are subject to early redemption. In addition, the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the repricing categories of assets and liabilities is subject to competitive pressures and customers needs.

CAPITAL RESOURCES

The Company continues to maintain a satisfactory level of capital which exceeds regulatory requirements and is available to support future growth. The Company's level of capital can be measured by its average equity to average assets ratio at December 31, 1996 and 1995 of 11.84% and 12.16%, respectively.

Shareholders' equity increased $396,497 during 1996, an increase in book value from $12.33 at December 31, 1995 to $13.42. The Company recorded net earnings for 1996 of $1,021,323 and paid cash dividends of $.70 per share totaling $354,591. The Company also purchased 12,600 shares of treasury stock during 1996 at a cost of $250,800


The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and the classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined) and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

Management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital, or results of operations.


RESULTS OF OPERATIONS

The following discussion and analysis summarizes the more significant factors affecting operations for 1996 compared to 1995:

Net Interest Income

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of management. The Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest bearing liabilities and the rate earned on interest earning assets.

Net interest income was $2,611,420 in 1996, representing an increase of $256,280 or 11% as compared to 1995. The average yield on interest-earning assets was 9.01% in 1996 compared to 9.11% in 1995 and the average rate paid on interest-bearing liabilities was 4.81% in 1996 compared to 4.86% in 1995. The Company's net interest margin (net interest income divided by average interest-bearing assets) equaled 5.20% in 1996 and 1995. The current year increase in net interest income resulted primarily from volume increase in the loan portfolio.

Noninterest Income

Noninterest income increased $138,449 or 19.49% in 1996 over 1995. This increase is primarily attributable to increases in service charges on deposit accounts which was the result of deposit growth and rate changes fees.

Noninterest Expense

Noninterest expense increased $232,908 or 14.49% in 1996 over 1995. Salaries and employee benefits was the largest component of non-interest expense and increased $204,938 in 1996 over 1995. The increase in salaries and employee benefits was due primarily to the growth in the operations of the Bank and the need to add additional employees as well as normal salary increases.

Net noninterest expense (defined as noninterest expense less noninterest income) as a percentage of average assets was 1.8% in 1996 and 1995. The efficiency ratio (noninterest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 55% in 1996 as compared to 54% in 1995. Management will continue to focus on improving the non-interest fee income of the Company as it closely monitors operating expenses.

Income Taxes

The provision for income taxes was $508,000 in 1996 and $456,000 in 1995 representing an effective tax rate of approximately 33% for 1996 and 1995.



Impact of New Accounting Standards

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". The adoption of this statement had no impact on the results of operations of the Company for the year ended December 31, 1996.

In October 1995, the Financial Standards Board issued Statement of Financial Accounting Standards (SFAS) No 123, "Accounting for Stock-Based Compensation", which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. The statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 125 requires disclosure of the pro forma effect on net income and earnings per share of its fair value accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company continues to evaluate the provisions of Statement No. 123 and has not determined whether it will adopt the recognition and measurement provisions of that Statement.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities", which requires an entity, after a transfer of financial assets that meets the criteria to be accounted for as a sale, to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has surrendered. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except that the standard will be effective for transfers of financial assets and transactions related to repurchase agreement, dollar rolls, securities lending and the like, occurring after December 31, 1997. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables set forth selected statistical information and should be read in conjunction with the consolidated financial statements of Bryan Bancorp of Georgia, Inc. (the "Company") and subsidiary (the "Bank").

     Table 1 - Average Consolidated Balance Sheets

     The following table is a presentation of the average consolidated balance sheets of the Company and includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                 December 31,
                                                        ----------------------------
                                                            1996            1995
                                                        ------------    ------------
        ASSETS
        Interest-bearing deposits ...................   $    171,913    $    222,203
        Investment securities available for sale ....      5,309,840       6,059,371
        Investment securities held to maturity ......      3,006,483       2,913,562
        Federal funds sold ..........................      2,678,352         814,358
        Loans, net ..................................     39,081,731      35,282,784
                                                        ------------    ------------
          Total interest-earning assets .............     50,248,319      45,292,278
        Cash and due from banks .....................      2,476,436       2,625,972
        Other assets ................................      1,927,564       1,516,624
                                                        ------------    ------------
           Total assets .............................   $ 54,652,319    $ 49,434,874
                                                        ============    ============

        LIABILITIES
        NOW deposits ................................   $  9,291,178    $  8,561,434
        Money market deposits .......................      1,690,102       1,402,700
        Savings deposits ............................      6,945,750       7,389,304
        Time deposits ...............................     21,465,200      17,453,221
        Short-term borrowings .......................        441,153       1,685,981
                                                        ------------    ------------
          Total interest-earning liabilities ........     39,833,383      36,492,640
        Non-interest bearing deposits ...............      7,839,227       6,534,999
        Other liabilities ...........................        508,553         395,331
                                                        ------------    ------------
           Total liabilities ........................     48,181,163      43,422,970
                                                        ------------    ------------

        SHAREHOLDERS' EQUITY
        Common stock ................................        521,758         521,758
        Additional paid-in capital ..................      4,869,485       4,869,485
        Retained earnings ...........................      1,321,694         678,461
        Treasury stock ..............................       (241,781)        (57,800)
                                                        ------------    ------------
           Total shareholders' equity ...............      6,471,156       6,011,904
                                                        ------------    ------------
           Total liabilities and shareholders' equity   $ 54,652,319    $ 49,434,874
                                                        ============    ============

     Table 2 - Net Interest Earnings

       The following table is an analysis of the net interest earnings of the Company with respect to each major category of interest-earning assets and interest-bearing liabilities:

        YEAR ENDED DECEMBER 31,1996:
        ---------------------------------------------
                                                     Average       Interest      Average
                                                     Amount        Earned         Yield
                                                   -----------   -----------   -----------
        Assets
        Interest-bearing deposits ..............   $   171,913   $     9,581      5.57%
        Investment securities available for sale     5,309,840       323,735      6.10%
        Investment securities held to maturity .     3,006,483       153,475      5.10%
        Federal funds sold .....................     2,678,352       141,655      5.29%
        Loans, net .............................    39,081,731     3,898,485      9.98%
                                                   -----------     ---------
           Total earning assets ................    50,248,319     4,526,931      9.01%
                                                   ===========     ---------

                                                      Average      Interest      Average
                                                      Amount         Paid       Rate Paid
                                                   -----------   -----------   -----------
        Liabilities
        NOW deposits ........................        9,291,178       347,055      3.74%
        Money market deposits ...............        1,690,102        64,286      3.80%
        Savings deposits ....................        6,945,750       243,010      3.50%
        Time deposits .......................       21,465,200     1,233,742      5.75%
        Short-term borrowings ...............          441,153        27,418      6.22%
                                                   -----------   -----------
           Total interest bearing liabilities      $39,833,383     1,915,511      4.81%
                                                   ===========   -----------
        Net interest income .................                    $ 2,611,420
                                                                 ===========
        Net yield on interest earning assets                                      5.20%
                                                                               ===========

        YEAR ENDED DECEMBER 31,1995:
        ---------------------------------------------
                                                     Average       Interest      Average
                                                      Amount        Earned        Yield
                                                   -----------   -----------   -----------
        Assets
        Interest-bearing deposits ..............   $   222,203   $    12,132      5.46%
        Investment securities available for sale     6,059,371       364,153      6.01%
        Investment securities held to maturity .     2,913,562       148,033      5.08%
        Federal funds sold .....................       814,358        46,699      5.73%
        Loans, net .............................    35,282,784     3,556,859     10.08%
                                                   -----------   -----------
           Total earning assets .................   45,292,278     4,127,876      9.11%
                                                   ===========   -----------

                                                     Average       Interest      Average
                                                      Amount        Earned        Yield
                                                   -----------   -----------   -----------
        Liabilities
        NOW deposits ........................        8,561,434       333,656      3.90%
        Money market deposits ...............        1,402,700        53,199      3.79%
        Savings deposits ....................        7,389,304       258,553      3.50%
        Time deposits .......................       17,453,221     1,000,487      5.73%
        Short-term borrowings ...............        1,685,981       126,841      7.52%
                                                   -----------   -----------
           Total interest bearing liabilities       36,492,640     1,772,736      4.86%
                                                   ===========   -----------
        Net interest income .................                    $ 2,355,140
                                                                 ===========
        Net yield on interest earning assets                                      5.20%
                                                                               ===========

              Includes impaired loans of $56,000 and $32,000 during the years ended December 31, 1996 and 1995, respectively.
              **   No loan fees or loan  service  fees  are included in interest earned on net loans.

     Table 3 - Rate/Volume Analysis of Net Interest Income

     The effect of changes in average balances (volume) and rates on interest income, interest expense, and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate paid has been determined by applying the average balance in the earlier period to the change in the average rate paid in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.


                                                             December 31, 1996
                                                             Compared to 1995
                                                        Increase (Decrease) Due to
                                                   -----------------------------------
                                                     Volume        Rate        Change
                                                   ---------    ---------    ---------
        Interest earned on:
        Interest-bearing deposits ..............   $  (2,801)   $     250    $  (2,551)
        Investment securities available for sale     (45,695)       5,277      (40,418)
        Investment securities held to maturity .       4,743          699        5,442
        Federal funds sold .....................      98,588       (3,632)      94,956
        Loans, net .............................     378,955      (37,329)     341,626
                                                   ---------    ---------    ---------
           Total interest income ...............     433,790      (34,735)     399,055
                                                   ---------    ---------    ---------

        Interest paid on:
        Now deposits ................                 27,268      (13,869)      13,399
        Money market deposits .......                 10,942          145       11,087
        Savings deposits ............                (15,543)                  (15,543)
        Time deposits ...............                230,462        2,793      233,255
        Short-term borrowings .......                (77,371)     (22,052)     (99,423)
                                                   ---------    ---------    ---------
           Total interest expense ...                175,758      (32,983)     142,775
                                                   ---------    ---------    ---------
        Change in net interest income              $ 258,032    $  (1,752)   $ 256,280
                                                   =========    =========    =========

                                                             December 31, 1995
                                                             Compared to 1994
                                                        Increase (Decrease) Due to
                                                   -----------------------------------
                                                     Volume        Rate        Change
                                                   ---------    ---------    ---------
        Interest earned on:
        Interest-bearing deposits                  $ (88,627)   $  24,063    $ (64,564)
        Investment securities available for sale     (26,425)      40,300       13,875
        Investment securities held to maturity        14,650        3,938       18,588
        Federal funds sold                           (10,319)      16,208        5,889
        Loans, net                                   721,863      310,132    1,031,995
                                                   ---------    ---------    ---------
        Total interest income                        611,142      394,641    1,005,784
                                                   ---------    ---------    ---------

        Interest paid on:
        Now deposits ................                 (9,219)      30,495       21,276
        Money market deposits .......                    (43)      12,511       12,468
        Savings deposits ............                (79,202)                  (79,202)
        Time deposits ...............                310,228      142,507      452,735
        Short-term borrowings .......                109,959        6,158      116,117
                                                   ---------    ---------    ---------
           Total interest expense ...                331,723      191,671      523,394
                                                   ---------    ---------    ---------
        Change in net interest income              $ 279,419    $ 202,970    $ 482,390
                                                   =========    =========    =========


INVESTMENTS

As of December 31, 1996 investment securities comprised approximately 14% of the Company's assets and loans comprised approximately 70% of the assets. In addition, the Bank has entered into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-time loan from the Bank to another bank.

Investment securities available for sale (carried at estimated fair value) and held to maturity (carried at amortized cost) at December 31, 1996 and 1995 are present in the following table:



                                                     Available For Sale securities
                                           -------------------------------------------------
                                            Amortized   Unrealized   Unrealized      Fair
                                              Cost        Gains        Losses        Value
                                           ----------   ----------   ----------   ----------

        December 31, 1996:
        U.S. Treasury and
          U.S. Goverment agencies          $1,399,708   $       60   $    1,361   $1,398,407
        Mortgage-backed securities          3,928,861       20,054       64,106    3,884,809
                                           ----------   ----------   ----------   ----------
        Total debt securities ....          5,328,569       20,114       65,467    5,283,216
        Equity securities ........              6,156                                  6,156
                                           ----------   ----------   ----------   ----------
        Total ...................          $5,334,725   $   20,114   $   65,467   $5,289,372
                                           ==========   ==========   ==========   ==========
        December 31, 1995:
        U.S. Treasury and
          U.S. Government agencies         $1,698,753   $    5,877   $   16,316   $1,688,313
        Mortgage-backed securities          4,015,599       48,212       50,735    4,013,077
                                           ----------   ----------   ----------   ----------
        Total debt securities ....          5,714,352       54,089       67,051    5,701,390
        Equity securities ........              5,440                                  5,440
                                           ----------   ----------   ----------   ----------
        Total ....................         $5,719,792   $   54,089   $   67,051   $5,706,830
                                           ==========   ==========   ==========   ==========

                                                             Held To Maturity
                                           -------------------------------------------------
                                            Amortized   Unrealized   Unrealized      Fair
                                              Cost        Gains        Losses        Value
                                           ----------   ----------   ----------   ----------
        December 31, 1996:
        State and political subdivisions   $3,038,000   $  136,335   $      215   $3,174,120
        Other securities ...............      156,200                                156,200
                                          -----------   ----------   ----------   ----------
        Total ..........................   $3,194,200   $  136,335   $      215   $3,330,320
                                           ==========   ==========   ==========   ==========
        December 31, 1995:
        State and political subdivisions   $2,919,777   $   86,112   $    1,725   $3,004,164
        Other securities ...............      139,300                                139,300
                                           ----------   ----------   ----------   ----------
        Total ..........................   $3,059,077   $   86,112   $    1,725   $3,143,464
                                           ==========   ==========   ==========   ==========



     The following table sets forth the maturities and the weighted average yield of each type of investment securities on an amortized cost basis at December 31, 1996.

                                                  After one    After one
                                                  year but     year but
                                       Within      within       within         After
                                      one year    five years   ten years     ten years     Total
                                     ----------   ----------   ----------   ----------   ----------
        Amount:
        U.S. Treasury and
          U.S. Government Agencies   $  499,785   $  399,923   $  500,000                $1,399,708
        Mortgage-backed securities                 1,239,424      504,477   $2,184,960    3,928,861
        State and municipal ......       75,000      718,026    1,646,060      598,914    3,038,000
                                     ----------   ----------   ----------   ----------   ----------
                                     $  574,785   $2,357,373   $2,650,537   $2,783,874    8,366,569
                                     ==========   ==========   ==========   ==========   ==========
        Other securities .........                                                          162,356
                                                                                         ----------
                                                                                         $8,528,925

        Weighted average yield:
        U.S. Treasury and
          U.S. Government Agencies        4.24%        5.30%        8.00%
        Mortgage-backed securities                     6.61%        7.57%        5.95%
        State and municipal ......        3.75%        4.96%        5.00%        5.55%
                                     ----------   ----------   ----------   ----------
                                          4.17%        5.89%        6.09%        5.86%
                                     ==========   ==========   ==========   ==========




     There are no investments in the obligations of any state or municipality which exceed 10% of the Company's stockholders' equity at December 31, 1996.

     Distributions of maturities for mortgage-backed securities is based on expected final maturities which may be different from contractual terms.

LOAN PORTFOLIO

The Bank engages in a full compliment of lending activities, including commercial, consumer and real estate loans.

Commercial lending is directed principally towards businesses whose demand for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes.

The Bank's real estate loans consist of residential and commercial first mortgage loans, second mortgage financing, and residential construction loans. This category of loans also includes home equity loans secured by second mortgages on residences of borrowers for a variety of purposes including home improvements, education, and other personal expenditures.

The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit.

The following table present various categories of loans contained in the Bank's loan portfolio as of December 31, 1996 and 1995 and the total amount of all loans for such periods:


                                                               Amount
                                                    ----------------------------
        Type of Loan                                    1996              1995
        -----------------------------------------   ------------    ------------
        Domestic:
           Commercial, financial and agricultural   $  4,797,874    $  5,273,585
           Real estate construction .............      6,935,994       5,315,643
           Real estate mortgage .................     25,921,872      21,522,225
           Consumer .............................      4,604,519       4,767,349
                                                    ------------    ------------
                                                      42,260,259      36,878,802
           Allowance for loan losses ............       (454,820)       (427,661)
                                                    ------------    ------------
                                                    $ 41,805,439    $ 36,451,141
                                                    ============    ============





The following table shows the maturities of certain loan types as of December 31, 1996. Also, provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                 Due in 1         Due in 1      Due After
                                                Year or Less     To 5 Years      5 years        Total
                                                ------------     -----------   -----------   -----------
        Commercial, financial and agricultural   $ 2,558,572     $ 2,210,408   $    28,894   $ 4,797,874
        Real estate construction .............     4,798,925       2,131,943         5,126     6,935,994
                                                ------------     -----------   -----------   -----------
          Total ..............................   $ 7,357,497     $ 4,342,351   $    34,020   $11,733,868
                                                ============     ===========   ===========   ===========

        Loans due after 1 year with predetermined interest rates $   828,755                 $   828,755
        Loans due after 1 year with floating rates                 3,513,596   $    34,020     3,547,616
                                                                 -----------   -----------   -----------
                                                                 $ 4,342,351   $    34,020   $ 4,376,371
                                                                 ===========   ===========   ===========


Accrual of interest is discontinued on a loan when management of the Bank determines, upon consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

Impaired loans totaled $56,000 and $32,000 as of December 31, 1996 and 1995, respectively.

Interest income which would have been recorded on impaired loans had the loans been current in accordance with their original terms and had been outstanding throughout the period or since origination and the interest income actually recorded was insignificant.


Allowance for Loan Losses

In considering the adequacy of allowance for possible loan losses, it is management's view that commercial loans generally have greater risk than other categories of loans in the loan portfolio. However, the great majority of these commercial loans at December 31, 1996 and 1995 were made on a secured basis, such collateral consisting primarily of equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

The Company's consumer loan portfolio is also well secured. At December 31, 1996 and 1995, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats, and other personal property. Management believes that these loans involve less risk than other categories of loans.

The Company's Board of Directors monitors the loan portfolio monthly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and allowance established based on the assigned rating. The provision for loan losses charged to operating expenses is based on this established allowance. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history, and local and general economic conditions affecting collectibility.


SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank's loan loss experience is furnished in the following table for the years ended December 31, 1996 and 1995:

                                                                      1996         1995
                                                                   ---------     ---------
        Balance at beginning of year ...........................   $ 427,662     $ 353,009
                                                                   ---------     ---------
        Charge-offs:
           Domestic -
             Commercial, financial and agricultrual ............   $ (18,815)
             Real estate construction
             Real estate mortgage ..............................                    (2,160)
             Consumer ..........................................     (70,844)      (14,020)
                                                                   ---------     ---------
                Total charge-offs ..............................     (89,659)      (16,180)
                                                                   ---------     ---------
        Recoveries:
           Domestic -
             Commercial, financial and agricultural
             Real estate construction
             Real estate mortgage ..............................       2,160
             Consumer ..........................................      24,657         5,833
                                                                   ---------     ---------
                Total recoveries ...............................      26,817         5,833
                                                                   ---------     ---------
        Net (charge-offs) recoveries ...........................     (62,842)      (10,347)
                                                                   ---------     ---------
        Additions charged to operations ........................      90,000        85,000
                                                                   ---------     ---------
        Balance at end of year .................................   $ 454,820     $ 427,662
                                                                   =========     =========

        Ratio of net charge-offs  (recoveries) during the period
        to average loans outstanding during the period .........      0.16%         0.03%
                                                                   =========     =========


     The Company's allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within each loan category and the percent of loans in each category to total loans is presented in the following tables:

                                                      December 31,
                                                 -------------------
                                                   1996       1995
                                                 --------   --------
        Allocation of Allowance for Loan  Losses
        by Loan Type
        ----------------------------------------
                                                  Amount     Amount
                                                 --------   --------
        Commercial, financial and agricultural   $ 54,578   $ 58,628
        Real estate - construction ...........     72,772     64,054
        Real estate - mortgage ...............    277,440    225,074
        Consumer .............................     50,030     79,906
                                                 --------   --------
                                                 $454,820   $427,662
                                                 ========   ========

                                                  Percent    Percent
                                                 --------   --------
        Loans Types as a Percentage of Total  Loans
        ------------------------------------------------

        Commercial, financial and agricultural      12%        14%
        Real estate - construction ...........      16%        15%
        Real estate - mortgage ...............      61%        58%
        Consumer .............................      11%        13%
                                                 --------   --------
                                                   100%       100%
                                                 ========   ========





DEPOSITS

The Bank offers a full range of interest-bearing and non-interest bearing deposit amounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, super NOW accounts, public funds accounts, money market accounts with limited transactions and a variable interest rate, individual retirement accounts, regular interest-bearing savings account, and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, business, and employees of business within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a competitive service charge fee schedule, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


        Year Ended December 31, 1996
        ------------------------------
                                          Average         Average
                                           Amount        Rate Paid
                                        -----------      ---------
        Deposit Category
        Non-interest bearing deposits   $ 7,839,227           n/a
        NOW  deposits ...............     9,291,178          3.74%
        Money market deposits .......     1,690,102          3.80%
        Savings deposits ............     6,945,750          3.50%
        Time deposits ...............    21,465,200          5.75%

        Year Ended December 31, 1995
        -----------------------------
                                          Average         Average
                                           Amount        Rate Paid
                                        -----------      ---------
        Deposit Category
        Non-interest bearing deposits   $ 6,534,999           n/a
        Now  deposits ...............     8,561,434          3.90%
        Money market deposits .......     1,402,700          3.79%
        Savings deposits ............     7,389,304          3.50%
        Time deposits ...............    17,453,221          5.73%


The following is a summary of the remaining maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996:

                                               Certificates
                                                of Deposit
                                               ------------
        Three months or less ...............   $2,767,094
        Over three months through six months    1,742,324
        Over six months through one year ...    3,168,104
        Over one year ......................    1,286,016
                                               ----------
                                               $8,963,538
                                               ==========



Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                 Years Ended December 31,
                                                 ------------------------
                                                    1996           1995
                                                 ---------      ---------

        Return on average assets .............       1.87%          1.85%
        Return on average equity .............      15.78%         15.24%
        Average equity to average assets ratio      11.84%         12.16%
        Dividend payout ratio ................        --             --


Item 7.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The response to this Item is submitted in a separate section of this report commencing on page 28.



Item 8.  Changes and Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------------------
         Disclosures.
         ------------

There are no changes in or disagreements with accountants on accounting and financial disclosures.


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------


The Company's directors and executive officers are as follows:

                Name                               Position with Company
--------------------------------------------------------------------------
          E. James Burnsed *                         Class I Director,
                                                       President and
                                                  Chief Executive Officer

           J. Carl Cox, Jr.                          Class I Director


           L. Carlton Gill                           Class I Director,
                                                Vice Chairman of the Board


         Thomas A. Lancaster                         Class II Director


         Juanita B. Phillips                        Class II Director,


        James T. Roberts, Sr.                        Class II Director


            James W. Royal                          Class III Director,
                                                         Secretary


           Jimmy F. Sommers                         Class III Director


         Charles L. Stafford                        Class III Director,
                                                   Chairman of the Board

* Mr. Burnsed is the only executive officer of the Company.

Each of the above persons has been a director of the Company since March 1989. The Company has a classified Board of Directors whereby one-third of the members of the Board of Directors are elected each year at the Company's Annual Meeting of Shareholders. Upon such election, each director will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

E. James Burnsed, age 57, has served as President and Chief Executive Officer of the Company since March 1989 and of the Bank since April 1989. From 1958 to 1989, Mr. Burnsed served in various capacities with First Union Bank of Savannah (formerly Savannah Bank and Trust Company), including most recently, Regional Consumer Banking Manager.

J. Carl Cox, Jr., age 54, has been the owner, manager and operator of J. C. Logging, which is engaged in the logging business, for the past 25 years.

L. Carlton Gill, age 56, has been employed by S. A. Allen, Inc. as a procurement forester since 1964.

Thomas A. Lancaster, age 64, has served as a Vice President - Manager of the Roofing Department and a Director of Metal Crafts, Inc., Savannah, Georgia since 1969.

Juanita B. Phillips, age 68, has been employed by The New England as an insurance agent since 1976.

James T. Roberts, Sr., age 52, has been the owner-manager of Roberts GMC Trucks, Richmond Hill, Georgia since 1969.

James W. Royal, age 48, has served as Secretary of the Company since March 1994. In addition, he has been President of Royal Brothers, Inc., engaged in the retail hardware business in the Richmond Hill area under the name of Royal True Value and Village True Value Hardware Stores, since 1980.

Jimmy F. Sommers, age 52, has been Vice President of the Sommers Company, Inc., a convenience store and petroleum distribution business, since 1972.

Charles L. Stafford, age 54, has served as Chairman of the Board of the Company since March 1989. In addition, he is engaged in the land development/property management business through a number of companies that he owns or controls. Since 1975, Mr. Stafford has been President of C. L. Stafford Building Contractors, Inc.

Robert T. Thompson, Jr., age 56, has been employed by CSX Incorporated, a railroad company, since 1962. In addition from 1989 to 1990, he served as the owner of The Hub, a men's clothing store and from 1985 to 1989, he served as the general manager for Superior Sanitation Service, Inc.

The directors do not hold any other directorships in reporting companies.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

No director or executive officer was involved in any bankruptcy petition filed by or against any business with which the director or executive was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time.

No director or executive officer was involved in any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations or other minor offenses).

No director or executive officer was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities.

No director or executive officer was found by a court of competent jurisdiction, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

                                       26
Item 10.  Executive Compensation.
--------  -----------------------

The following table provides certain summary information concerning compensation paid or accrued by the Bank to or on behalf of the Bank's Chief Executive Officer for the years ended December 31, 1996, 1995, and 1994. No other executive officer's compensation exceeded $100,000 during 1996, 1995 or 1994.

           Name and                                                               Long-term
       Principal Position              Annual Compensation Table                 Compensation
    -------------------------  --------------------------------------------     -------------
                                                              Other Annual                            Other
                               Year     Salary     Bonus       Compensation     Stock Options      Compensation
       E. James Burnsed
      President and Chief                                                                                   2
       Executive Officer       1996    $90,000    $32,700                                             $5,821
                                                                                                            2
                               1995    $90,000    $41,200                                             $6,673
                                                                        1                                   2
                               1994    $80,000    $41,200        $21,412          4,000               $5,886

1 Represents the value of amounts earned on exercise of warrants and paid during the fiscal year, calculated by taking the difference between the fair market value of the 6,571 warrants purchased on the exercise date ($15.00/share) and the exercise price (11.74/share).
2 Represents the amount earned but not paid from the Company's profit-sharing plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information as of December 31, 1996, with respect to ownership of the outstanding common stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the common stock of the Company, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

        =================================== =============================== =============================
          NAME AND ADDRESS OF BENEFICIAL         AMOUNT AND NATURE OF             PERCENT OF CLASS
                                                                  1
                      OWNER                       BENEFICIAL OWNER
        =================================== =============================== =============================
                 E. James Burnsed                            2
                  173 Davis Road                       33,599                            6.40%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
                 J. Carl Cox, Jr.                            3
                 7346 Highway 17                       20,015                            3.82%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
                 L. Carlton Gill                             4
                   P. O. Box 59                        35,735                            6.81%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
               Thomas A. Lancaster                           5
                  P. O. Box 1448                       15,602                            2.97%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
               Juanita B. Phillips                           6
                197 Ogeechee Drive                     14,717                            2.81%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
                 James T. Roberts                            7
                415 Whitehall Lane                     25,962                            4.95%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
                  James W. Royal                             8
                  P. O. Box 1096                       21,263                            4.05%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
                 Jimmy F. Sommers                            9
                  P. O. Box 556                        29,635                            5.65%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
               Charles L. Stafford                           10
                   P.O. Box 460                        46,196                            8.81%
             Richmond Hill, GA 31324
        =================================== =============================== =============================
             Robert T. Thompson, Jr.                         11
            2369 Fort McAllister Road                  21,395                            4.08%
             Richmond Hill, GA 31324
        =================================== =============================== =============================

                                       27

1 Information relating to beneficial ownership by directors is based upon information furnished by each director using "beneficial Ownership" concepts set forth in rules promulgated by the Securities and Exchange Commission under
Section 13(d) of the Securities Exchange Act of 1934.

2 Includes 20,000 shares subject to presently exercisable stock options granted in connection with Mr. Burnsed's Employment Agreement. Of the 33,599 shares beneficially owned by Mr. Burnsed, 7,256 shares are owned individually, 5,653 shares are in his IRA, 200 shares are owned by his wife individually, and 490 shares are in his wife's IRA.

3 Of the 20,015 shares beneficially owned by Mr. Cox, 19,815 shares are owned individually and 200 shares are owned by his wife.

4 Of the 35,735 shares beneficially owned by Mr. Gill, 22,265 shares are owned jointly with his wife, 1,070 shares are in his IRA, 1,200 shares are in his wife's IRA, and 10,600 shares are owned by the Estate of Louis C. Gill, of which he is the Executor, and 600 shares are owned by his children.

5 Of the 15,602 shares beneficially owned by Mr. Lancaster, 11,202 shares are owned individually, 3,300 shares are in his IRA, 700 shares are in his wife's IRA, and 400 shares are owned by his children.

6 Of the 14,717 shares beneficially owned by Mrs. Phillips, 4,740 shares are owned individually, 6,277 shares are in her IRA and 3,700 are owned by her children.

7 Of the 25,962 shares beneficially owned by Mr. Roberts, 20,487 shares are owned individually, 2,975 shares are in his IRA, 500 shares are owned by his wife, and 2,000 shares are owned by his children.

8 Of the 21,263 shares beneficially owned by Mr. Royal, 19,263 shares are owned individually, 1,800 shares are in his IRA, and 200 shares are owned jointly with his children.

9 Of the 29,635 shares beneficially owned by Mr. Sommers, 28,995 shares are owned individually and 640 shares are owned jointly with his children.

10 Of the 46,196 shares beneficially owned by Mr. Stafford, 17,700 shares are owned individually, 2,673 shares are in his IRA, 1,550 shares are owned by his wife, 1,689 shares are in his wife's IRA, 250 shares are owned by his son, and 22,334 share are owned by C. L. Stafford Profit Sharing Plan.

11 Of the 21,395 shares beneficially owned by Mr. Thompson, 18,009 shares are owned individually, 1,079 shares are in his IRA, 1,807 shares are in his wife's IRA and 500 shares are owned by his children.



The Company's common stock beneficially owned by all directors and executive officers as a group as of March 18, 1997 (10 persons) totaled 264,119 shares representing 50.35% of the Company's common stock.

The Company knows of no arrangements which may result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------


The Company's directors, executive officers, and certain business organizations and individuals associated therewith, have been customers of and have had banking transactions with Bryan Bank & Trust and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and executive officers from time to time have borrowed funds from Bryan Bank & Trust for various business and personal reasons. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank and did not involved more than the normal risk of collectibility or present other unfavorable features.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

   (a) 1. Financial Statements.
          --------------------
          The following financial statements and accountant's report have been filed as item 7 in Part II of this report:

           Independent Auditor's Report

           Consolidated Balance Sheets - December 31, 1996 and 1995

           Consolidated  Statements  of  Income  -   Years  ended  December  31,
           1996 and 1995

           Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996 and 1995

           Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

           Notes to Consolidated Financial Statements


        2. Financial Statement Schedules.
           -----------------------------
           Financial statement schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

        3. Exhibits.
           --------
           The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form
           S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-28514-A ("S-18"), (ii) Amendment No. 1 to the Company's Registration Statement on Form S-18 ("S-18 Amendment") or
           (iii) The Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 10-K"). The exhibit number corresponds to the exhibit number in the referenced document.

           Exhibit No.                  Description of Exhibit
           -----------  --------------------------------------------------------

             *3.1       -  Articles of Incorporation dated March 6, 1989 (S-18).

             *3.2       -  By-Laws adopted March 6, 1989 (S-18).

            *22.1       -  Subsidiaries of the Registrant (1990 10-K).



   (b)    Reports on Form 8-K.
          -------------------

          No reports on Form 8-K were required to be filed for the fourth quarter of 1996.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Bryan Bancorp of Georgia, Inc.
Richmond Hill, Georgia



We have audited the accompanying consolidated balance sheets of Bryan Bancorp of Georgia, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bryan Bancorp of Georgia, Inc. and subsidiary at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/Tiller, Stewart & Company, LLC
Savannah, Georgia
January  30, 1997

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                       1996            1995
                                                   ------------    ------------

ASSETS
Cash and due from banks ........................   $  2,296,408    $  2,406,895
Federal funds sold .............................      5,530,000       2,471,000
Investment securities available for sale .......      5,289,372       5,706,830
Investment securities held to maturity
 (estimated market value of $3,330,320
  in 1996 and $3,143,464 in 1995) ..............      3,194,200       3,059,077
Loans ..........................................     42,260,259      36,878,802
Less allowance for loan losses .................       (454,820)       (427,662)
                                                   ------------    ------------
          Loans, net ...........................     41,805,439      36,451,140
Interest receivable ............................        373,089         367,242
Premises and equipment, net ....................      1,456,993       1,088,777
Other assets ...................................        267,409         246,154
                                                   ------------    ------------
     Total assets ..............................   $ 60,212,910    $ 51,797,115
                                                   ============    ============

LIABILITIES
Deposits:
  Noninterest-bearing ..........................   $  9,624,367    $  7,563,837
  Interest-bearing .............................     42,979,709      35,933,211
                                                   ------------    ------------
     Total deposits ............................     52,604,076      43,497,048
Federal Home Loan Bank advances ................        380,000       1,300,000
Other borrowed funds ...........................         53,195          49,974
Interest payable ...............................        227,940         220,787
Other liabilities ..............................        177,195         355,299
                                                   ------------    ------------
     Total liabilities .........................     53,442,406      45,423,108
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 521,758 shares ......................        521,758         521,758
Additional paid-in capital .....................      4,869,485       4,869,485
Retained earnings ..............................      1,715,073       1,048,341
Net unrealized (loss) on investment
    securities available for sale ..............        (27,212)         (7,777)
                                                   ------------    ------------
                                                      7,079,104       6,431,807
Treasury stock at cost, 17,200 shares in 1996
     and 4,600 shares in 1995 ..................       (308,600)        (57,800)
                                                   ------------    ------------
     Total shareholders' equity ................      6,770,504       6,374,007
                                                   ------------    ------------
     Total liabilities and shareholders' equity    $ 60,212,910    $ 51,797,115
                                                   ============    ============


See notes to consolidated financial statements.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                       1996            1995
                                                    -----------      -----------

INTEREST INCOME
Loans .........................................     $ 3,898,485      $ 3,552,908
 Investment securities:
    Taxable ...................................         323,735          364,153
    Tax-exempt ................................         153,475          148,033
 Federal funds sold ...........................         141,655           46,699
 Deposits in other banks ......................           9,581           16,083
                                                    -----------      -----------
     Total interest income ....................       4,526,931        4,127,876
                                                    -----------      -----------

INTEREST EXPENSE
Deposits ......................................       1,888,093        1,645,895
Federal Home Loan Bank advances ...............          22,718           91,045
Other borrowed funds ..........................           4,700           35,796
                                                    -----------      -----------
     Total interest expense ...................       1,915,511        1,772,736
                                                    -----------      -----------
NET INTEREST INCOME ...........................       2,611,420        2,355,140
PROVISION FOR LOAN LOSSES .....................          90,000           85,000
                                                    -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ...................       2,521,420        2,270,140
                                                    -----------      -----------

NONINTEREST INCOME
Service charges on deposit accounts ...........         368,628          303,653
Loan servicing fees ...........................         268,054          262,609
Other service charges and fees ................         118,247           68,602
Net realized (loss) on sales of available
    for sale securities .......................                              (80)
Other .........................................          93,707           75,403
                                                    -----------      -----------
                                                        848,636          710,187
                                                    -----------      -----------
NONINTEREST EXPENSES
Salaries and employee benefits ................       1,002,542          797,604
Occupancy .....................................          99,701           98,011
Equipment and processing expense ..............         129,088          137,183
Other .........................................         609,402          575,027
                                                    -----------      -----------
                                                      1,840,733        1,607,825
                                                    -----------      -----------

INCOME BEFORE INCOME TAXES ....................       1,529,323        1,372,502
PROVISION FOR INCOME TAXES ....................         508,000          456,000
                                                    -----------      -----------
NET INCOME ....................................     $ 1,021,323      $   916,502
                                                    ===========      ===========

Net income per share ..........................     $      2.01      $      1.77
                                                    ===========      ===========

Weighted average number of common shares ......         507,902          516,961
  outstanding .................................     ===========      ===========


See notes to consolidated financial statements.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------

                                                                                                  Net
                                                                                                Unrealized
                                                                                                Gain (Loss)
                                                                                               on Investment
                                                                      Additional                Securities
                                                    Common Stock        Paid-In     Retained     Available    Treasury
                                                 Shares       Amount    Capital     Earnings     for Sale       Stock       Total
                                              ----------- ----------- ----------- ----------- -------------  ---------  ------------

BALANCE - DECEMBER 31, 1994 ................. $   521,758 $   521,758 $ 4,869,485 $   442,133 $    (291,435) $ (57,800) $ 5,484,141

  Net income ................................                                         916,502                               916,502

  Dividends paid - $.60 per share ...........                                        (310,294)                             (310,294)

  Sale of 1,000 shares of treasury stock ....                                                                   15,000       15,000

  Purchase of 1,000 shares of treasury stock                                                                   (15,000)     (15,000)

  Net changes in unrealized gain (loss) on
    investment securities available for sale                                                        283,658                 283,658
                                              ----------- ----------- ----------- ----------- -------------  ---------  ------------
BALANCE - DECEMBER 31, 1995 .................     521,758     521,758   4,869,485   1,048,341        (7,777)   (57,800)   6,374,007

  Net income ................................                                       1,021,323                             1,021,323

  Dividends paid - $.70 per share ...........                                        (354,591)                             (354,591)

  Purchase of 12,600 shares of treasury stock                                                                 (250,800)    (250,800)

  Net changes in unrealized gain (loss) on
    investment securities available for sale                                                        (19,435)                (19,435)
                                              ----------- ----------- ----------- ----------- -------------  ---------  ------------
BALANCE - DECEMBER 31, 1996 ................. $   521,758 $   521,758 $ 4,869,485 $ 1,715,073 $     (27,212) $(308,600) $ 6,770,504
                                              =========== =========== =========== =========== =============  =========  ============



See notes to consolidated financial statements.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                                 1996          1995
                                                             -----------    -----------

OPERATING ACTIVITIES
  Net income .............................................   $ 1,021,323    $   916,502
  Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation ......................................       107,856         79,941
       Amortization and accretion, net ...................           534         (2,466)
       Provision for loan losses .........................        90,000         85,000
       Net realized loss on available for sale securities                            80
       Changes in:
          Interest receivable ............................        (5,847)       (45,392)
          Other assets ...................................        (8,299)       (77,861)
          Interest payable ...............................         7,153         81,262
          Other liabilities ..............................      (178,104)       (25,794)
                                                             -----------    -----------
              Net cash provided by operating activities ..     1,034,616      1,011,272
                                                             -----------    -----------

INVESTING ACTIVITIES
  Net decrease in time deposits in other banks ...........                    1,188,000
  Net increase in federal funds sold .....................    (3,059,000)    (2,330,000)
  Proceeds from maturities of investment securities:
    Held to maturity securities ..........................        50,000        452,100
    Available for sale securities ........................       881,310        727,656
  Proceeds  from sales of  available  for sale  securities                      300,765
  Purchase of investment securities:
    Held to maturity securities ..........................      (181,900)      (495,792)
    Available for sale securities ........................      (500,000)      (300,957)
  Net increase in loans ..................................    (5,444,299)    (3,971,110)
  Real estate acquired through foreclosure ...............                      (65,500)
  Additions to premises and equipment ....................      (476,072)       (79,672)
                                                             -----------    -----------
              Net cash used for investing activities .....    (8,729,961)    (4,574,510)
                                                             -----------    -----------

FINANCING ACTIVITIES
  Net increase in deposits ...............................     9,107,028      2,997,797
  Federal Home Loan Bank advance proceeds ................       400,000      5,775,000
  Repayment of Federal Home Loan Bank advances ...........    (1,320,000)    (4,475,000)
  Net  increase (decrease) in other borrowings ...........         3,221        (63,628)
  Dividends paid .........................................      (354,591)      (310,294)
  Acquisition of treasury stock ..........................      (250,800)       (15,000)
  Sale of treasury stock .................................                       15,000
                                                             -----------    -----------
              Net cash provided by financing activities ..     7,584,858      3,923,875
                                                             -----------    -----------

Increase (decrease) in cash and cash equivalents .........      (110,487)       360,637

Cash and cash equivalents - beginning ....................     2,406,895      2,046,258
                                                             -----------    -----------

Cash and cash equivalents - ending .......................   $ 2,296,408    $ 2,406,895
                                                             ===========    ===========




See notes to consolidated financial statements.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Nature of Operations - Bryan Bancorp of Georgia, Inc. (the "Company") through its wholly-owned subsidiary, Bryan Bank & Trust (the "Bank"), provides a full range of banking services to individuals and business throughout Bryan and surrounding counties.

     Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated. The accounting and reporting policies and practices of the Company conform to generally accepted accounting principles and to general practice within the banking industry. The following is a summary of the more significant of such policies and practices.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of the underlying collateral, current economic conditions, and other pertinent factors. The allowance for loan losses is increased by charges to income and recoveries on loans previously charged off as uncollectible. Decreases in the allowance occur as loans deemed uncollectible are charged to the allowance.

     Investment Securities Available for Sale - Investments available for sale are carried at market value. The related unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity. Premiums and discounts are amortized and accreted using a method which approximates a level yield. Gains and losses from dispositions are based on the net proceeds and adjusted carrying amounts of the securities sold, using the specific identification method.

     Investment Securities Held to Maturity - Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. The Company has the intent and ability to hold these investment securities to maturity. Premiums and discounts are amortized and accreted using a method which approximates a level yield. Gains and losses on dispositions are based on the net proceeds and the adjusted carrying amounts of the security sold, using the specific identification method.

     Loans - Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (as amended by No. 118), "Accounting by Creditors for Impairment of a Loan." SFAS 114 establishes the accounting by creditors for impairment of loans by specifying how allowances for credit losses related to certain loans should be determined. This statement also addresses the accounting by creditors for certain loans that are restructured in a troubled debt restructuring. When a loan is impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.

     For collateral dependent loans, impairment is measured based on a loan's observable market price or the fair value of the collateral. The adoption of these accounting standards did not have a material effect on the consolidated financial condition and the results of operations of the company as of the year ended December 31, 1995.

     Loans  that  management  has  the  intent  and  ability  to  hold  for  the foreseeable future or until maturity or pay-off are reported at their outstanding principal amounts adjusted for any charge-offs, the allowance for possible loan losses, and any deferred fees or costs. Interest on loans is recognized using the simple interest method based on the principal balance outstanding. Interest accruals including accruals of interest on impaired loans are discontinued when either principal or interest becomes 90 days past due, or when in management's opinion, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that it is not reasonable to expect such interest will be collected. Interest income is subsequently recognized only to the extent cash payments are received.

     Loan fees, net of direct origination costs, are deferred and amortized over the terms of the loans using a method which approximates a level yield.

     Premises and Equipment - Property is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of such assets.

     Income Taxes - Provisions for income taxes are based upon amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes based on the differences between financial statement and tax bases of assets and liabilities using current enacted tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Net Income Per Share - Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the year.

     Reclassifications - Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.


2.  RESTRICTIONS ON CASH AND DUE FROM BANKS


     The Bank is required to maintain certain reserve balances in the form of vault cash. Such reserve requirements totaled approximately $338,000 and $241,000 at December 31, 1996 and 1995, respectively

3.  SECURITIES


     Debt and equity securities have been classified according to management's intent. The amortized cost, estimated market value and gross unrealized gains and losses on securities are as follows:

                                                     Available For Sale Securities
                                           ------------------------------------------------
                                                          Gross        Gross
                                            Amortized    Unrealized   Unrealized     Fair
                                              Costs        Gains        Losses      Value
                                           ----------   ----------   ----------   ---------
        December 31, 1996:
        U.S. Treasury and
          U.S. Government agencies         $1,399,708   $       60   $    1,361   $1,398,407
        Mortgage-backed securities          3,928,861       20,054       64,106    3,884,809
                                           ----------   ----------   ----------   ----------
         Total debt securities ...          5,328,569       20,114       65,467    5,283,216
        Equity securities ........              6,156                                  6,156
                                           ----------   ----------   ----------   ----------
         Total ...................         $5,334,725   $   20,114   $   65,467   $5,289,372
                                           ==========   ==========   ==========   ==========
        December 31, 1995:
        U.S. Treasury and
          U.S. Government agencies         $1,698,753   $    5,877   $   16,316   $1,688,314
        Mortgage-backed securities          4,015,599       48,212       50,735    4,013,076
                                           ----------   ----------   ----------   ----------
        Total debt securities ....          5,714,352       54,089       67,051    5,701,390
        Equity securities ........              5,440                                  5,440
                                           ----------   ----------   ----------   ----------
        Total ....................         $5,719,792   $   54,089   $   67,051   $5,706,830
                                           ==========   ==========   ==========   ==========

                                                              Held To Maturity
                                           -------------------------------------------------
                                                          Gross        Gross
                                            Amortized   Unrealized   Unrealized      Fair
                                              Costs       Gains        Losses        Value
                                           ----------   ----------   ----------   ----------
        December 31, 1996:
        State and political subdivisions   $3,038,000   $  136,335   $      215   $3,174,120
        Other securities ...............      156,200                                156,200
                                           ----------   ----------   ----------   ----------
        Total ..........................   $3,194,200   $  136,335   $      215   $3,330,320
                                           ==========   ==========   ==========   ==========
        December 31, 1995:
        State and political subdivisions   $2,919,777   $   86,112   $    1,725   $3,004,164
        Other securities ...............      139,300                                139,300
                                           ----------   ----------   ----------   ----------
        Total ..........................   $3,059,077   $   86,112   $    1,725   $3,143,464
                                           ==========   ==========   ==========   ==========





     Other securities reported in held-to-maturity securities at December 31, 1996 and 1995 represents an investment in Federal Home Loan Bank stock which is not traded on Exchanges and has only redemption capabilities.

     There were no sales of investment securities for sale during 1996. Proceeds from sales of investment securities available for sale during 1995 were $300,765 and resulted in gross realized losses of $80.

     The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity are as follows:

                                          Available for sale         Held to maturity
                                       -----------------------   -----------------------
                                        Amortized     Market     Amortized      Market
                                          Cost         Value        Cost         Value
                                       ----------   ----------   ----------   ----------
        Due in one year or less ....   $  499,785   $  499,845   $   75,000   $   74,905
        Due after one year through
          five years ...............      399,923      398,562      718,026      738,605
        Due after five years through
          ten years ................      500,000      500,000    1,646,060    1,718,640
        Due after ten years ........                                598,914      641,970
        Mortgage-backed securities .    3,928,861    3,884,809
                                       ----------   ----------   ----------   ----------
                                       $5,328,569   $5,283,216   $3,038,000   $3,174,120
                                       ==========   ==========   ==========   ==========



     Securities with a carrying amount of $4,701,114 at December 31, 1996 and $4,917,622 at December 31, 1995 were pledged to secure deposits of public funds and short-term obligations due the Federal Reserve Bank.


4.  LOANS


     Loans are summarized as follows:

                                          December 31,
                                   ----------------------------
                                        1996            1995
                                   ------------    ------------
        Commercial real estate .   $ 17,839,771    $ 14,091,433
        Real estate construction      6,971,033       5,344,462
        Commercial .............      4,798,046       5,273,585
        Residential real estate       8,123,898       7,465,403
        Consumer ...............      4,604,984       4,767,349
                                   ------------    ------------
                                     42,337,732      36,942,232
        Net deferred loan fees .        (77,473)        (63,430)
                                   ------------    ------------
                                   $ 42,260,259    $ 36,878,802
                                   ============    ============



     An analysis of the allowance for loan losses is as follows:


                                         1996         1995
                                      ---------    ---------
        Balance, beginning of year    $ 427,662    $ 353,009
          Provision for loan losses      90,000       85,000
          Loans charged off .......     (89,659)     (16,180)
          Recoveries ..............      26,817        5,833
                                      ---------    ---------
        Balance, end of year ......   $ 454,820    $ 427,662
                                      =========    =========


     Loans having recorded investments of approximately $56,000 at December 31, 1996 and approximately $32,000 at December 31, 1995 have been identified as impaired in accordance with the provisions of FASB No. 114. The average recorded investment in such loans during 1996 and 1995 was approximately $56,700 and $33,000, respectively. The total allowance for possible loan losses related to these loans was $12,000 and $6,000 at December 31, 1996 and 1995, respectively.

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit loss in the event of non-performance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by contractual amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer's credit worthiness on a case-by-case basis. At December 31, 1996, the Company had outstanding loan commitments of approximately $5,693,000 and standby letters of credit of approximately $194,000. The amount of collateral obtained, if deemed necessary, for these commitments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The Bank's loans are primarily concentrated in its market area of Bryan and Chatham counties of Georgia.


5.  PREMISES AND EQUIPMENT

     Premises and equipment is summarized as follows:

                                                December 31,
                                        -----------------------
                                           1996         1995
                                        ----------   ----------
        Building ....................   $  992,156   $  973,766
        Furniture and equipment .....      401,452      304,835
        Automobiles .................       40,412       18,012
                                        ----------   ----------
                                         1,434,020    1,296,613
        Less accumulated depreciation      380,576      309,890
                                        ----------   ----------
                                         1,053,444      986,723
        Land ........................      403,549      102,054
                                        ----------   ----------
                                        $1,456,993   $1,088,777
                                        ==========   ==========

6.  INTEREST-BEARING DEPOSITS


     Interest-bearing deposits and related interest cost for the years ended December 31, 1996 and 1995 are summarized as follows:


                                              1996                       1995
                                   -------------------------   -------------------------
                                      Deposits      Interest      Deposits      Interest
                                    -----------   -----------   -----------   -----------
        NOW .....................   $ 9,335,919   $   347,055   $ 8,287,706   $   333,656
        Money market ............     1,787,254        64,286     1,174,751        53,199
        Savings .................     6,719,504       243,010     6,993,368       258,553
        Certificates of deposits,
           $100,000 or more .....     8,963,538       380,948     5,806,392       309,872
        Other time deposits .....    16,173,494       852,794    13,670,994       690,615
                                    -----------   -----------   -----------   -----------
                                    $42,979,709   $ 1,888,093   $35,933,211   $ 1,645,895
                                    ===========   ===========   ===========   ===========


     At December 31, 1996, scheduled maturities of certificates of deposit are as follows:


                    1997   $21,882,641
                    1998     1,885,431
                    1999       693,369
                    2000       500,808
                    2001       174,783
                           -----------
                           $25,137,032
                           ===========



7.  FEDERAL HOME LOAN BANK ADVANCES


     The Bank has an agreement for short-term advances with the Federal Home Loan Bank of Atlanta. These advances are secured under a blanket floating lien agreement which provides a security interest in all unencumbered first mortgage residential loans and by stock in the Federal Home Loan Bank. Interest on outstanding advances is at variable rates and payable monthly. The average rate paid on short-term advances from the Federal Home Loan Bank in 1996 was 6.84%. As of December 31, 1996, Federal Home Loan Bank advances were collateralized by unencumbered first mortgage residential loans totaling approximately $6,575,700 and $156,200 of stock in the Federal Home Loan Bank.


8.  OTHER BORROWED FUNDS


     Other borrowed funds consist of Short-term borrowings from the Federal Reserve Bank under the Treasury Tax and Loan Investment Program. This program permits the Bank to borrow treasury tax and loan funds by executing an open-ended interest-bearing note to the Federal Reserve Bank. Interest is payable monthly at one fourth of one percent below Federal Funds interest rate. The note is secured by mortgage-backed obligations with a carrying value of approximately $ 682,600 at December 31, 1996.

9.  INCOME TAXES



     The provision for income taxes is as follows:

                                             Years Ended December 31,
                                             ------------------------
                                                   1996         1995
                                              ---------    ---------
        Current ...........................   $ 510,000    $ 538,000
        Deferred ..........................      (2,000)     (82,000)
                                              ---------    ---------
                                              $ 508,000    $ 456,000
                                              =========    =========


     The provision for income taxes is less than computed by applying the statutory federal income tax rate of 34% to income before income taxes as indicated by the following:

                                           Years Ended December 31,
                                           ------------------------
                                              1996         1995
                                           ---------    ---------
        Income tax at statutory rate ...   $ 520,000    $ 467,000
        Increase (decrease) in taxes:
          Tax-exempt interest ..........     (52,000)     (50,000)
          State income taxes, net
           of federal income tax benefit      38,000       41,000
          Other ........................       2,000       (2,000)
                                           ---------    ---------
        Provision for income taxes .....   $ 508,000    $ 456,000
                                           =========    =========



     The components of net deferred tax assets are as follows:

                                                 December 31,
                                            -------------------
                                              1996       1995
                                            --------   --------
        Deferred tax assets:
          Allowance for loan losses .....   $171,000   $166,500
          Deferred loan fees ............     31,000     25,000
          Unrealized loss on investment
            securities available for sale     18,141      5,185
          Deferred compensation .........     32,000     37,500
          Other .........................      4,000
                                            --------   --------
            Total deferred tax assets ...    256,141    234,185
        Deferred tax liabilities:
          Accumulated depreciation ......     78,000     76,000
          Other .........................     10,000
                                            --------   --------
        Net deferred tax assets .........   $168,141   $158,185
                                            ========   ========

10. REGULATORY REQUIREMENTS


     The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net income of the Bank for the previous calendar year. As of December 31, 1996, the Bank could declare approximately $511,000 of dividends without prior approval.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and the classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined) and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1995, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                                                   To Be Well Capitalized
                                                                              For Capital         Under Prompt Corrective
                                                      Actual               Adequacy  Purposes        Action Provisions
                                                      Amount     Ratio     Amount       Ratio       Amount        Ratio
                                                    ------------------    -------------------     -----------------------
        December 31, 1996:
        Total Capital  (to Risk Weighted Assets)
           Consolidated .........................   $7,252,536   15.53%   $3,735,650    8.00%     $4,669,562       10.00%
           Bank .................................   $6,917,375   14.81%   $3,735,849    8.00%     $4,669,812       10.00%
        Tier 1 Capital  (to Risk Weighted Assets)
           Consolidated .........................   $6,797,716   14.56%   $1,867,825    4.00%     $2,801,737        6.00%
           Bank .................................   $6,462,555   13.84%   $1,867,925    4.00%     $2,801,887        6.00%
        Tier 1 Capital (to Average Assets)
           Consolidated .........................   $6,797,716   12.44%   $2,186,093    4.00%     $2,732,616        5.00%
           Bank .................................   $6,462,555   11.87%   $2,177,771    4.00%     $2,722,214        5.00%
        December 31, 1995:
        Total Capital  (to Risk Weighted Assets)
           Consolidated .........................   $6,809,446   17.28%   $3,151,728    8.00%     $3,939,659       10.00%
           Bank .................................   $6,316,503   15.74%   $3,210,037    8.00%     $4,012,547       10.00%
        Tier 1 Capital  (to Risk Weighted Assets)
           Consolidated .........................   $6,381,784   16.20%   $1,575,864    4.00%     $2,363,796        6.00%
           Bank .................................   $5,888,841   14.68%   $1,605,019    4.00%     $2,407,528        6.00%
        Tier 1 Capital (to Average Assets)
           Consolidated .........................   $6,381,784   12.91%   $1,977,395    4.00%     $2,471,744        5.00%
           Bank .................................   $5,888,841   12.69%   $1,856,473    4.00%     $2,320,592        5.00%


11. STOCK OPTIONS


     Under the terms of a stock option agreement which expired December 31, 1994, certain officers of the Bank were granted options to purchase shares of the Company's common stock at a price of book value per share at date of grant. All options are exerciseable upon grant and expire beginning in December 1997 through December 2001. At December 31, 1996 and 1995 there were 25,000 options outstanding and exerciseable at prices ranging from $9.63 to $11.72 per share.


12. RELATED PARTY TRANSACTIONS


     In the ordinary course of business, the Bank has direct and indirect loans outstanding to certain directors, executive officers, and principal shareholders, including their associates. Such loans are made on the same terms as those prevailing at the time for comparable transactions with unaffiliated customers.

     The following is a summary of the activity of loans to directors, executive officers, and principal shareholders:

                                              December 31,
                                     --------------------------
                                         1996           1995
                                     -----------    -----------
        Balance, beginning of year   $ 2,209,000    $ 2,244,000
        Amounts advanced .........       641,500      1,446,000
        Repayments ...............    (1,048,000)    (1,481,000)
                                     -----------    -----------
        Balance, end of year .....   $ 1,802,500    $ 2,209,000
                                     ===========    ===========




13. CREDIT ARRANGEMENTS


     At December 31, 1996, federal funds line of credit arrangements aggregating $3,000,000 were available to the Bank from corresponding banking institutions. There are no commitment fees and compensation balances are not required. The Bank also has a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta. Under this agreement, the Bank has a credit line up to seventy-five percent of the book value of its one-to-four family first mortgage loans. These credit arrangements principally serve as liquidity back-up for the Bank.


14. PROFIT SHARING PLAN


     Effective January 1, 1996, the Bank amended its profit sharing plan to allow salary deferrals under Internal Revenue code section 401(k). All employees of the Bank can participate in the plan after they meet certain eligibility requirements. Employer contributions to the plan are at the discretion of the Board of Directors. The Bank contributed $31,592 and $37,836 to the plan in 1996 and 1995, respectively.

15. OTHER NON-INTEREST EXPENSES


     The major components of other non-interest expenses are as follows:

                                          December 31,
                                     -------------------
                                       1996       1995
                                     --------   --------
        Postage ..................   $ 52,185   $ 46,416
        Stationery and supplies ..     48,344     57,403
        FDIC insurance ...........      2,000     46,534
        Professional services ....     58,599     59,116
        Correspondent bank charges     83,346     43,703
        Director fees ............     46,000     43,650
        Other ....................    318,928    278,205
                                     --------   --------
             Total ...............   $609,402   $575,027
                                     ========   ========



16. FAIR VALUES OF FINANCIAL INSTRUMENTS


     The following disclosures of the estimated fair value of financial instruments is made in accordance with requirements of Statement of Financial Standards No, 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

     Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate their fair value.

     Investments Securities - Available for sale and Held to maturity securities are based on quoted market prices.

     Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Deposit liabilities - Fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar terms and maturities. The carrying amounts of all other deposits, due to their nature, approximate their fair values.

     Short-term borrowings - The carrying amounts of advances from the Federal Home Loan Bank and other short-term borrowings approximate their fair values.

     Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.


     The carrying values and estimated fair values of the Company's financial instruments were as follows:


                                               December 31, 1996          December 31, 1995
                                         -------------------------   -------------------------
                                           Carrying         Fair        Carrying       Fair
                                            Value          Value         Value         Value
                                         -----------   -----------   -----------   -----------
        Financial assets:
          Cash and due from banks ....   $ 2,296,408   $ 2,296,408   $ 2,406,895   $ 2,406,895
          Federal funds sold .........     5,530,000     5,530,000     2,471,000     2,471,000
          Investment securities:
             Available for sale ......     5,289,372     5,289,372     5,706,830     5,706,830
             Held to maturity ........     3,194,200     3,330,320     3,059,077     3,143,464
          Loans, net .................    41,805,439    41,870,811    36,451,140    36,367,958
          Accrued interest receivable        373,089       373,089       367,242       367,242

        Financial liabilities:
          Deposits ...................   $52,604,076   $52,734,792   $43,497,048   $43,615,883
          Federal Home Loan advances .       380,000       380,000     1,300,000     1,300,000
          Other borrowed funds .......        53,195        53,195        49,974        49,974

        Off-balance sheet liabilities:
          Commitments to extend credit   $ 5,693,000   $ 6,550,516   $ 5,226,929   $ 5,226,929
          Standby letters of credit ..       194,000       194,027       632,683       632,683



17. SUPPLEMENTAL CASH FLOW INFORMATION


     Certain supplemental disclosure of cash flow information and noncash investing and financing activities:

                            Years Ended December 31,
                                                      --------------------------
                                                         1996           1995
                                                      -----------    -----------
        Cash paid during the year for:
          Income taxes ............................   $   685,301    $   555,809
                                                      ===========    ===========
          Interest ................................   $ 1,908,358    $ 1,691,474
                                                      ===========    ===========

        Noncash investing and financing activities:
          Net unrealized gain (loss) on investment
            securities available for sale .........   $   (19,435)   $   283,658
                                                      ===========    ===========


18. BRYAN BANCORP OF GEORGIA, INC.  (PARENT ONLY) FINANCIAL INFORMATION
-----------------------------------------------------------------------

     Bryan Bancorp of Georgia, Inc. condensed balance sheets and the related condensed statements of income and cash flows are as follows:

        Condensed Balance Sheets
        --------------------------------------------------
                                                                   December 31,
                                                          --------------------------
                                                              1996           1995
                                                          -----------    -----------
        Assets
          Cash ........................................   $    49,667    $   514,365
          Land ........................................       301,494
          Other Assets ................................        22,000         16,578
          Investment in subsidiary ....................     6,435,343      5,881,064
                                                          -----------    -----------
             Total Assets .............................   $ 6,808,504    $ 6,412,007
                                                          ===========    ===========
        Liabilities
          Deferred compensation payable ...............   $    38,000    $    38,000
                                                          -----------    -----------

        Shareholders' equity
          Common Stock ................................       521,758        521,758
          Additional paid-in capital ..................     4,869,485      4,869,485
           Retained Earnings ..........................     1,715,073      1,048,341
          Net unrealized loss on investment
            securities available for sale .............       (27,212)        (7,777)
                                                          -----------    -----------
                                                            7,079,104      6,431,807
          Tresury stock ...............................      (308,600)       (57,800)
                                                          -----------    -----------
             Total shareholders' equity ...............     6,770,504      6,374,007
                                                          -----------    -----------
             Total liabilities and shareholders' equity   $ 6,808,504    $ 6,412,007

                                                          ===========    ===========


        Condensed  Statements of Income
        --------------------------------------------------
                                                          Years Ended December 31,
                                                          ------------------------
                                                              1996           1995
                                                          ----------   ----------
        Income
          Dividends from subsidiary ...................   $  458,000
          Interest income .............................        5,859   $   17,239
                                                          ----------   ----------
                                                             463,859       17,239
        Expenses ......................................       23,250       22,837
                                                          ----------   ----------
        Income (loss) before income tax benefit and
          equity  in undistributed income of subsidiary      440,609       (5,598)
        Income tax benefit ............................        7,000        2,000
                                                          ----------   ----------
        Income (loss) before equity in
          undistributed income of subsidiary ..........      447,609       (3,598)
        Equity in undistributed income of subsidiary ..      573,714      920,100
                                                          ----------   ----------
        Net income ....................................   $1,021,323   $  916,502
                                                          ==========   ==========


        Condensed Statements of Cash Flows
        --------------------------------------------------
                                                               Years Ended December 31,
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------
        Operating Activities
           Net income .....................................   $ 1,021,323    $   916,502
           Adjustments to reconcile net income
            to net cash provided by operating activities:
               Equity in undistributed income of subsidiary      (573,714)      (920,100)
               Net decrease (increase) in other assets ....        (5,422)        42,500
                                                              -----------    -----------
                  Net cash provided by operating activities       442,187         38,902
                                                              -----------    -----------

        Investing Activities
          Purchase of land ................................      (301,494)
                                                              -----------    -----------
                  Net cash (used) for investing activities       (301,494)
                                                              -----------    -----------

        Financing Activities
          Purchase of treasury stock ......................      (250,800)       (15,000)
          Proceeds from issuance of stock .................                       15,000
          Dividends paid ..................................      (354,591)      (310,294)
                                                              -----------    -----------
                  Net cash (used) for financing activities       (605,391)      (310,294)
                                                              -----------    -----------

        Decrease in cash ..................................      (464,698)      (271,392)
        Cash - beginning of year ..........................       514,365        785,757
                                                              -----------    -----------
        Cash - end of year ................................   $    49,667    $   514,365
                                                              ===========    ===========

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BRYAN BANCORP OF GEORGIA, INC.


Date: March 26, 1997           By:/s/ E. James Burnsed
      --------------              ---------------------------------------------
                                  E. James Burnsed
                                  President and Chief Executive Officer
                                  (principal executive, financial and accounting
                                  officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES                            TITLE                        DATE
----------                            -----                        ----


/s/ E. James Bunsed         President, Chief Executive         March 26, 1997
E. James Burnsed              Officer and Director



/s/ J. Carl Cox, Jr.                Director                   March 26, 1997
J. Carl Cox, Jr.



/s/ L. Carlton Gill                 Director                   March 26, 1997
L. Carlton Gill



/s/ Thomas A. Lancaster             Director                   March 26, 1997
Thomas A. Lancaster



/s/ Juanita B. Phillips             Director                   March 26, 1997
Juanita B. Phillips



/s/ James T. Roberts, Sr.           Director                   March 26,1997
James T. Roberts, Sr.


                       (SIGNATURES CONTINUED ON NEXT PAGE)

SIGNATURES                            TITLE                        DATE
----------                            -----                        ----


/s/ James W. Royal            Secretary and Director           March 26, 1997
James W. Royal



/s/ Jimmy F. Sommers                Director                   March 26, 1997
Jimmy F. Sommers



/s/ Charles L. Stafford       Chairman of the Board            March 26, 1997
Charles L. Stafford



/s/ Robert T. Thompson              Director                   March 26, 1997
Robert T. Thompson





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing if this report, and the Registrant shall furnish copies of such material to the Commission when they are sent to security holders.