Form 10QSB
period 1997-03-31
BRYAN BANCORP OF GEORGIA INC
filed 1997-05-14
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1997


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

        Common Stock, $1.00 Par Value - 504,358 shares as of May 8, 1997
        ----------------------------------------------------------------


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

                                      INDEX



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY





PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet - March 31, 1997

          Consolidated Statements of Income - Three Months Ended March 31, 1997
            and 1996

          Consolidated Statements of Cash Flows - Three Months Ended March 31,
            1997 and 1996

          Notes to Consolidated Financial Statements - March 31, 1997

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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                  March 31, 1997
                                                                  --------------

ASSETS
Cash and due from banks ...................................        $  3,137,813
Federal funds sold ........................................           1,350,000
Investment securities available for sale ..................           5,734,515
Investment securities held to maturity (estimated market
  value of $3,280,974 ) ...................................           3,218,370
Loans .....................................................          43,774,531
Less allowance for loan losses ............................            (491,156)
                                                                   -------------
          Loans, net ......................................          43,283,375
Interest receivable .......................................             372,603
Premises and equipment, net ...............................           1,456,786
Other assets ..............................................             228,778
                                                                   -------------
Total assets ..............................................        $ 58,782,240
                                                                   =============


LIABILITIES
Deposits:
  Noninterest-bearing .....................................        $  8,519,094
  Interest-bearing ........................................          42,289,992
                                                                   -------------
          Total deposits ..................................          50,809,086
Federal Home Loan Bank advances ...........................             380,000
Other borrowed funds ......................................             127,367
Interest payable ..........................................             190,401
Dividends payable .........................................             428,704
Other liabilities .........................................             258,278
                                                                   -------------
          Total liabilities ...............................          52,193,836
                                                                   -------------

SHAREHOLDERS' EQUITY
  Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 521,758 shares .................................             521,758
  Additional paid-in capital ..............................           4,869,485
  Retained earnings .......................................           1,557,893
  Net unrealized loss on investment
    securities available for sale .........................             (48,132)
                                                                   -------------
                                                                      6,901,004
  Less 17,400 shares of treasury stock- at cost ...........            (312,600)
                                                                   -------------
          Total shareholders' equity ......................           6,588,404
                                                                   -------------
Total liabilities and shareholders' equity ................        $ 58,782,240
                                                                   =============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

--------------------------------------------------------------------------------

                                                  Three Months Ended
                                                       March 31,
                                             --------------------------
                                                  1997          1996
                                             -----------    -----------
INTEREST INCOME:
  Loans ..................................   $ 1,051,457    $   924,657
  Investment securities:
    Taxable ..............................        90,621         84,167
    Tax-exempt ...........................        38,686         37,530
  Federal funds sold .....................        29,039         21,514
  Deposits in other banks ................           171          1,286
                                             -----------    -----------
          Total interest income ..........     1,209,974      1,069,154
                                             -----------    -----------

INTEREST EXPENSE:
  Deposits ...............................       501,654        446,328
  Federal Home Loan Bank advances ........         6,856          6,656
  Other borrowed funds ...................           931          1,074
                                             -----------    -----------
          Total interest expense .........       509,441        454,058
                                             -----------    -----------

NET INTEREST INCOME ......................       700,533        615,096
PROVISION FOR LOAN LOSSES ................        45,000         10,000
                                             -----------    -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ........................       655,533        605,096
                                             -----------    -----------

NONINTEREST INCOME:
  Service charges on deposit accounts ....        93,460         80,334
  Loan servicing fees ....................        77,053         63,956
  Other service charges and fees .........        34,984         19,881
  Net realized loss on sales of available
    for sale securities ..................          (675)
  Other ..................................        50,255         31,874
                                             -----------    -----------
                                                 255,077        196,045
                                             -----------    -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits .........       283,061        215,192
  Occupancy ..............................        22,187         24,662
  Equipment and processing expense .......        45,824         24,235
  Other ..................................       170,454        147,993
                                             -----------    -----------
                                                 521,526        412,082
                                             -----------    -----------

INCOME BEFORE INCOME TAXES ...............       389,084        389,059
PROVISION FOR INCOME TAXES ...............       117,560        119,000
                                             -----------    -----------
NET INCOME ...............................   $   271,524    $   270,059
                                             ===========    ===========

Net income per share .....................   $      0.54    $      0.53
                                             ===========    ===========

Weighted average number shares outstanding       504,411        513,119
                                             ===========    ===========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDAIRY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                          1997          1996
                                                                     -----------    ------------
OPERATING ACTIVITIES:
  Net income .....................................................   $   271,524    $   270,059
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation ..............................................        21,024         19,605
       Amortization and accretion, net ...........................           866           (640)
       Provision for loan losses .................................        45,000         10,000
       Net realized loss on available for sale securities ........           675
       Changes in:
          Interest receivable ....................................           486          8,331
          Other assets ...........................................        52,577        (20,261)
          Interest payable .......................................       (37,539)       (26,770)
          Other liabilities ......................................        81,083        (54,110)
                                                                     -----------    -----------
              Net cash provided by operating activities ..........       435,696        206,214
                                                                     -----------    -----------

INVESTING ACTIVITIES:
  Net decrease in federal funds sold .............................     4,180,000        406,000
  Proceeds from sale of investment securities:
    Available for sale securities ................................       199,250
  Proceeds from maturities of investment securities:
    Available for sale securities ................................     1,016,733        807,315
  Purchase of investment securities:
    Available for sale securities ................................    (1,698,203)
    Held to maturity securities ..................................       (23,500)       (16,900)
  Net increase in loans ..........................................    (1,522,936)    (1,213,981)
  Additions to premises and equipment ............................       (20,817)       (55,611)
                                                                     -----------    -----------
              Net cash provided by (used for) investing activities     2,130,527        (73,177)
                                                                     -----------    -----------

FINANCING ACTIVITIES:
  Net increase (decrease) deposits ...............................    (1,794,990)     2,461,139
  Repayment of Federal Home Loan Bank advances ...................                   (1,300,000)
  Net increase in other borrowings ...............................        74,172         50,026
  Acquisition of treasury stock ..................................        (4,000)      (210,800)
                                                                     -----------    -----------
              Net cash provided by (used for) financing activities    (1,724,818)     1,000,365
                                                                     -----------    -----------

Increase in cash and cash equivalents ............................       841,405      1,133,402

Cash and cash equivalents - beginning ............................     2,296,408      2,406,895
                                                                     -----------    -----------

Cash and cash equivalents - ending ...............................   $ 3,137,813    $ 3,540,297
                                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes ...........................                    $   115,000    $   283,851
                                                                     ===========    ===========
         Interest ...............................                    $   546,980    $   480,828
                                                                     ===========    ===========


                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                 MARCH 31, 1997

--------------------------------------------------------------------------------


     NOTE 1 - BASIS OF PRESENTATION
     ------------------------------
     The accompanying unaudited financial statements of Bryan Bancorp of Georgia, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1996.

  Item 2. Management's Discussion and Analysis of Financial
  ---------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

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

          The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. The Company continues in a liquid position with approximately $1.3 million invested in daily federal funds sold and $3.1 million in cash and due from banks at March 31, 1997. As a result of increased loan demand and deposit withdrawals, the company's cash and cash equivalents plus federal funds sold decreased by approximately $3.3 million at March 31, 1997 compared to December 31, 1996.

          Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawal of deposits.

          The Company has the ability on a short-term basis to borrow funds from other financial institutions. In addition to a credit line with the Federal Home Loan Bank which allows advances up to seventy-five percent of the book value of one-to-four family first mortgage loans, the Company has federal funds line of credit arrangements aggregating $3 million.

          There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

          The Company's total assets decreased from $60.2 million at December 31, 1996 to $58.8 million at March 31, 1997, representing a decrease of $1.4 million or 2.3%. Loans increased $1.4 million or 3.5% and deposits decreased $1.8 million or 3.4% during the first quarter of 1997.

          Shareholders' equity at March 31, 1997 was $6.5 million or 11.2% of total assets. The Company declared a $.85 per share cash dividend during the first quarter of 1997, payable April 1, 1997 to shareholders' of record as of March 15, 1997. The Company repurchased 200 shares of its own common stock during the first quarter of 1997 at a cost of $20 per share. Management anticipates that capital will be adequate to sustain the Company's 1997 anticipated growth.

  Item 2. Continued
  -----------------

          The Company's capital is in excess of the applicable regulatory requirements. At March 31, 1997, the Company's leverage ratio was 11.87% and its tier 1 and risk-based capital ratios were 14.73% and 15.77% respectively.

          Net interest income for the first quarter of 1997 was $700,533, up approximately $85,000 or 13.89% over the same quarter of 1996. This increase is primarily attributable to the growth of the loan portfolio. Management anticipates that demand for loans will continue strong throughout the remainder of 1997.

          Noninterest income totaled $255,077 for the quarter ended March 31, 1997 compared to approximately $196,045 for the same quarter in 1996. This increase of approximately $59,000 is due primarily to increase in service fees generated on deposit activity.

          Noninterest expenses totaled $521,526 for the quarter ended March 31, 1997 compared to $412,082 for the same quarter in 1996. This increase of 26.6% is due primarily to an increase in salaries and employee benefits. The Company's efficiency ratio (non-interest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 57% for the first quarter of 1997 as compared to 51% for the first quarter of 1996.

          Net income for the quarter ended March 31, 1997 was $271,524, a .5% increase compared to $270,059 for the same period in 1996.

PART II. - OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits No. 27:       Financial Data Schedules (SEC use only).

           (b) Reports on Form 8-K:   No report on Form 8-K was filed during
                                      the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BRYAN BANCORP OF GEORGIA, INC.




    Date:  May 8, 1997            By:  /s/ E. James Burnsed
                                           E. James Burnsed,
                                           President and Chief Executive Officer