Form 10QSB
period 1997-06-30
BRYAN BANCORP OF GEORGIA INC
filed 1997-08-13
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1997


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

      Common Stock, $1.00 Par Value - 503,608 shares as of August 11, 1997
      --------------------------------------------------------------------


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

                                      INDEX



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY





PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet - June 30, 1997

          Consolidated Statements of Income - Six Months Ended June 30, 1997
            and 1996

          Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997
            and 1996

          Notes to Consolidated Financial Statements - June 30, 1997

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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                   June 30, 1997
                                                                   -------------

ASSETS
Cash and due from banks ......................................     $  2,633,650
Federal funds sold ...........................................          250,000
Investment securities available for sale .....................        7,283,129
Investment securities held to maturity (estimated market
  value of $3,508,404) .......................................        3,419,119
Loans ........................................................       45,852,617
Less allowance for loan losses ...............................         (508,775)
                                                                   ------------
          Loans, net .........................................       45,343,842
Interest receivable ..........................................          440,325
Premises and equipment, net ..................................        1,437,238
Other assets .................................................          192,838
                                                                   ------------
Total assets .................................................     $ 61,000,141
                                                                   ============


LIABILITIES
Deposits:
  Noninterest-bearing ........................................     $  7,773,001
  Interest-bearing ...........................................       44,983,693
                                                                   ------------
          Total deposits .....................................       52,756,694
Federal Home Loan Bank advances ..............................          360,000
Other borrowed funds .........................................          513,644
Interest payable .............................................          213,277
Other liabilities ............................................          246,256
                                                                   ------------
          Total liabilities ..................................       54,089,871
                                                                   ------------

SHAREHOLDERS' EQUITY
  Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 521,758 shares ....................................          521,758
  Additional paid-in capital .................................        4,869,485
  Retained earnings ..........................................        1,848,667
  Net unrealized loss on investment
    securities available for sale ............................          (17,040)
                                                                   ------------
                                                                      7,222,870
  Less 17,400 shares of treasury stock- at cost ..............         (312,600)
                                                                   ------------
          Total shareholders' equity .........................        6,910,270
                                                                   ------------
Total liabilities and shareholders' equity ...................     $ 61,000,141
                                                                   ============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

--------------------------------------------------------------------------------



                                                    Three Months Ended             Six Months Ended
                                                          June 30,                     June 30,
                                                --------------------------     --------------------------
                                                      1997         1996              1997         1996
                                                 -----------  -----------       -----------  -----------
INTEREST INCOME:
  Loans ...................................      $ 1,108,226  $   938,309       $ 2,159,683  $ 1,862,966
  Investment securities:
    Taxable ...............................          108,828       76,284           199,449      160,451
    Tax-exempt ............................           38,936       37,907            77,622       75,437
  Federal funds sold ......................           16,332       42,957            45,371       64,471
  Deposits in other banks .................              538        3,003               709        4,289
                                                 -----------  -----------       -----------  -----------
          Total interest income ...........        1,272,860    1,098,460         2,482,834    2,167,614
                                                 -----------  -----------       -----------  -----------

INTEREST EXPENSE:
  Deposits ................................          517,616      464,065         1,019,270      910,393
  Federal Home Loan Bank advances .........           12,185        1,134            19,041        7,790
  Other borrowed funds ....................            1,617        1,612             2,548        2,686
                                                 -----------  -----------       -----------  -----------
                                                     531,418      466,811         1,040,859      920,869
                                                 -----------  -----------       -----------  -----------

NET INTEREST INCOME .......................          741,442      631,649         1,441,975    1,246,745
                                                 -----------  -----------       -----------  -----------
PROVISION FOR LOAN LOSSES .................           45,000       30,000            90,000       30,000
                                                 -----------  -----------       -----------  -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES .........................          696,442      601,649         1,351,975    1,216,745

NONINTEREST INCOME:
  Service charges on deposit accounts .....           85,356       84,609           178,816      164,943
  Loan servicing fees .....................           95,558       73,221           172,611      137,177
  Other service charges and fees ..........           36,468       32,781            71,452       52,662
  Net realized loss on sales of available
    for sale securities ...................                                           (675)
  Other ...................................           36,731       24,447            86,986       56,321
                                                 -----------  -----------       -----------  -----------
                                                     254,113      215,058           509,190      411,103
                                                 -----------  -----------       -----------  -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits ..........          284,822      222,025           567,883      437,217
  Occupancy ...............................           23,652       24,802            45,839       49,464
  Equipment and processing expense ........           45,103       27,316            90,927       51,551
  Other ...................................          143,114      162,127           313,568      320,120
                                                 -----------  -----------       -----------  -----------
                                                     496,691      436,270         1,018,217      858,352
                                                 -----------  -----------       -----------  -----------

INCOME BEFORE INCOME TAXES ................          453,864      380,437           842,948      769,496
PROVISION FOR INCOME TAXES ................          163,090      130,400           280,650      249,400
                                                 -----------  -----------       -----------  -----------
NET INCOME                                       $   290,774  $   250,037       $   562,298  $   520,096
                                                 ===========  ===========       ===========  ===========
Net income per share                             $       .58  $      0.49       $      1.11  $      1.02
                                                 ===========  ===========       ===========  ===========
Weighted average number shares outstanding           504,358      509,839           504,358      509,839
                                                 ===========  ===========       ===========  ===========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDAIRY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                           June 30,
                                                                -----------------------------
                                                                      1997            1996
                                                                 -----------     -----------
OPERATING ACTIVITIES:
  Net income .................................................   $   562,298     $   520,096
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation ..........................................        59,657          42,583
       Amortization and accretion, net .......................         1,765            (603)
       Provision for loan losses .............................        90,000          30,000
       Net realized loss on available for sale securities ....           675
       Changes in:
          Interest receivable ................................       (67,236)         14,642
          Other assets .......................................        67,790           5,630
          Interest payable ...................................       (14,663)        (29,302)
          Other liabilities ..................................        69,061        (123,350)
                                                                 -----------     -----------
              Net cash provided by operating activities ......       769,347         459,696
                                                                 -----------     -----------

INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold ..............     5,280,000        (859,000)
  Proceeds from sale of investment securities:
    Available for sale securities ............................       199,250
  Proceeds from maturities of investment securities:
    Available for sale securities ............................     1,268,290         826,731
  Purchase of investment securities:
    Available for sale securities ............................    (3,448,203)
    Held to maturity securities ..............................      (223,500)       (106,900)
  Net increase in loans ......................................    (3,628,403)     (2,287,008)
  Additions to premises and equipment ........................       (39,902)       (419,375)
                                                                 -----------     -----------
              Net cash used for investing activities .........      (592,468)     (2,845,552)
                                                                 -----------     -----------

FINANCING ACTIVITIES:
  Net increase in deposits ...................................       152,618       4,384,993
  Federal Home Loan Bank advance proceeds ....................       150,000         800,000
  Repayment of Federal Home Loan Bank advances ...............      (170,000)     (1,700,000)
  Net increase in other borrowings ...........................       460,449          50,026
  Dividends paid .............................................      (428,704)       (354,591)
  Acquisition of treasury stock ..............................        (4,000)       (210,800)
                                                                 -----------     -----------
              Net cash provided by financing activities ......       160,363       2,969,628
                                                                 -----------     -----------

Increase in cash and cash equivalents ........................       337,242         583,772

Cash and cash equivalents - beginning ........................     2,296,408       2,406,895
                                                                 -----------     -----------
Cash and cash equivalents - ending ...........................   $ 2,633,650     $ 2,990,667
                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes                                            $   244,199     $   372,601
                                                                 ===========     ===========
          Interest                                               $ 1,055,522     $   950,171
                                                                 ===========     ===========


                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  JUNE 30, 1997





     NOTE 1 - BASIS OF PRESENTATION
     ------------------------------
     The accompanying unaudited financial statements of Bryan Bancorp of Georgia, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1996
         .

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

          The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. The Company continues in a liquid position at June 30, 1997, with approximately $.3 million invested in daily federal funds sold and approximately $2.6 million in cash and due from banks. The company's cash and cash equivalents plus federal funds sold decreased by approximately $4.9 million at June 30, 1997 compared to December 31, 1996. This decrease was due primarily to an increase in loan demand during the first six months of 1997.

          Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawal of deposits.


          The Company has the ability on a short-term basis to borrow funds from other financial institutions. In addition to a credit line with the Federal Home Loan Bank which allows advances up to seventy-five percent of the book value of one-to-four family first mortgage loans, the Company has federal funds line of credit arrangements aggregating $3 million. As of June 30, 1997, the Company had borrowed $360,000 on its credit line with the Federal Home Loan Bank and purchased $400,000 of federal funds from other financial institutions.

          There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the company's liquidity increasing or decreasing in any material way.

          The Company's total assets increased from $60.2 million at December 31, 1996 to $61 million at June 30, 1997, representing an increase of $.8 million or 1.3%. Loans increased $3.6 million or 8.5% during the first six months of 1997 with a slight increase in deposits of $.1 million or .3% .

          Shareholders' equity at June 30, 1997 was $6.9 million or 11.3% of total assets. The Company paid a $.85 per share cash dividend during the first six months of 1997. The Company also repurchased 200 shares of its own common stock during the first six months of 1997 at a cost of $20 per share. Management anticipates that capital will be adequate to sustain the Company's anticipated 1997 growth.

  Item 2. Continued
  -----------------

          The Company's capital is in excess of the applicable regulatory requirements. At June 30, 1997, the Company's leverage ratio was 11.12% and its tier 1 and total risk-based capital ratios were 13.86% and 14.94%, respectively.

          Net interest income increased in the second quarter of 1997 by approximately $110,000 or 17.4% over the same quarter in 1996. For the six months ended June 30, 1997, net interest income was up approximately $195,000 or 15.7% over the same period of 1996. This increase is primarily attributable to the growth of the loan portfolio. Management anticipates that demand for loans will continue strong throughout the remainder of 1997.

          Noninterest income increased in the second quarter of 1997 approximately $39,000 or 18.2% over the same quarter of 1996. For the six months ended June 30, 1997, noninterest income was up approximately $98,000, or 23.9% over the same six months of 1996. This increase is primarily attributable to an increase in loan service fees generated from loan demand.

          Noninterest expenses totaled approximately $497,000 for the quarter ended June 30, 1997 compared to approximately $436,000 for the same quarter in 1996. For the six months ended June 30, 1997, noninterest expenses totaled approximately $1,018,000, compared to approximately $858,000 during the same six months of 1996. This increase of 18.6% in the first six months is due primarily to an increase in salaries and employee benefits. The Company's efficiency ratio (non-interest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 55% for the first six months of 1997 as compared to 53% for the first six months of 1996.

          Net income for the quarter ended June 30, 1997 was $290,774 a 16.3% increase compared to $250,037 for the same period in 1996. For the six months ended June 30, 1997, net income was $562,298 which is a 8.1% increase over the same period in 1996.

PART II. - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security-Holders
  ----------------------------------------------------------

          The following matters were submitted to a vote of security-holders through the solicitation of proxies for the annual meeting held on May 15, 1997.

          Matter No. One: To elect four  directors  to serve for a term of three
          ---------------
          years and until their successors are elected and qualified. All nominees were elected.

          Matter No.  Two: To approve the Bryan  Bancorp of Georgia,  Inc.  1997
          ----------------
          Incentive Stock Option Plan adopted by the Board of Directors of the Company. This matter was approved by the shareholders.

          Matter  No.  Three:  To  ratify  the  appointment  of  the  certifying
          -------------------
          accountant for the fiscal year 1997. This matter was ratified by the shareholders.

          The following is a tabulation of the votes cast for the above matters:


                                 Total        Total          Total        Total
                               Eligible       Votes          Votes        Votes
                                 Votes         For          Against      Abstain
                             -----------   -----------   -----------------------
Matter No. One ...........       504,358       337,627         100         none
Matter No. Two ...........       504,358       317,977      14,800        4,950
Matter No. Three .........       504,358       337,727        none         none

Note: Abstain or proxies returned without a vote by brokers were not voted for or against the matter with respect to which the abstention or brokers non-vote related.




  Item 6. Exhibits and Reports on Form 8-K
  ----------------------------------------

           (a) Exhibits. No exhibits are required to be filed with this report.

           (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BRYAN BANCORP OF GEORGIA, INC.




    Date:  August 11, 1997            By:  /s/ E. James Burnsed
           ---------------                ---------------------
                                          E. James Burnsed,
                                          President and Chief Executive Officer