Form 10QSB
period 1997-09-30
BRYAN BANCORP OF GEORGIA INC
filed 1997-11-14
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997


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

     Common Stock, $1.00 Par Value - 496,508 shares as of November 10, 1997
     ----------------------------------------------------------------------


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

                                      INDEX



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY





PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet - September 30, 1997

          Consolidated Statements of Income - Nine Months Ended September 30,
            1997 and 1996

          Consolidated Statements of Cash Flows -Nine Months Ended September 30,
            1997 and 1996

          Notes to Consolidated Financial Statements - September 30, 1997

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)

--------------------------------------------------------------------------------

                                                              September 30, 1997
                                                              ------------------

ASSETS
Cash and due from banks ......................................     $  2,116,194
Federal funds sold ...........................................        1,955,000
Investment securities available for sale .....................        7,536,514
Investment securities held to maturity (estimated market
  value of $3,525,307) .......................................        3,419,810
Loans ........................................................       47,148,965
Less allowance for loan losses ...............................         (555,844)
                                                                   ------------
          Loans, net .........................................       46,593,121
Interest receivable ..........................................          462,908
Premises and equipment, net ..................................        1,414,750
Other assets .................................................          223,921
                                                                   ------------
Total assets .................................................     $ 63,722,218
                                                                   ============


LIABILITIES
Deposits:
  Noninterest-bearing ........................................     $  7,055,252
  Interest-bearing ...........................................       47,678,100
                                                                   ------------
          Total deposits .....................................       54,733,352
Federal Home Loan Bank advances ..............................        1,360,000
Other borrowed funds .........................................          100,000
Interest payable .............................................          204,535
Other liabilities ............................................          276,667
                                                                   ------------
          Total liabilities ..................................       56,674,554
                                                                   ------------

SHAREHOLDERS' EQUITY
  Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 521,758 shares ....................................          521,758
  Additional paid-in capital .................................        4,869,485
  Retained earnings ..........................................        2,163,202
  Net unrealized loss on investment
    securities available for sale ............................            2,069
                                                                   ------------
                                                                      7,556,514
  Less 25,250 shares of treasury stock- at cost ..............         (508,850)
                                                                   ------------
          Total shareholders' equity .........................        7,047,664
                                                                   ------------
Total liabilities and shareholders' equity ...................     $ 63,722,218
                                                                   ============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

--------------------------------------------------------------------------------

                                                   Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                               -------------------------       -------------------------
                                                   1997          1996              1997          1996
                                               -----------   -----------       -----------   -----------
INTEREST INCOME:
  Loans ...................................... $ 1,159,251   $ 1,004,647       $ 3,318,934   $ 2,867,613
  Investment securities:
    Taxable ..................................     118,134        78,310           317,583       238,761
    Tax-exempt ...............................      41,014        39,073           118,636       114,510
  Federal funds sold .........................      32,141        22,748            77,512        87,219
  Deposits in other banks ....................         561         3,522             1,270         7,811
                                               -----------   -----------       -----------   -----------
          Total interest income ..............   1,351,101     1,148,300         3,833,935     3,315,914
                                               -----------   -----------       -----------   -----------

INTEREST EXPENSE:
  Deposits ...................................     565,955       465,078         1,585,225     1,375,471
  Federal Home Loan Bank advances ............      22,605         7,450            41,646        15,240
  Other borrowed funds .......................       4,898         1,038             7,446         3,724
                                               -----------   -----------       -----------   -----------
                                                   593,458       473,566         1,634,317     1,394,435
                                               -----------   -----------       -----------   -----------

NET INTEREST INCOME ..........................     757,643       674,734         2,199,618     1,921,479
                                               -----------   -----------       -----------   -----------
PROVISION FOR LOAN LOSSES ....................      45,000        30,000           135,000        60,000
                                               -----------   -----------       -----------   -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ............................     712,643       644,734         2,064,618     1,861,479

NONINTEREST INCOME:
  Service charges on deposit accounts ........      82,149        92,869           260,965       257,812
  Loan servicing fees ........................     121,098        63,959           293,709       201,136
  Other service charges and fees .............      36,427        32,204           107,879        84,866
  Net realized loss on sales of available
    for sale securities ......................                                        (675)
  Other ......................................      35,984        19,758           122,970        76,079
                                               -----------   -----------       -----------   -----------
                                                   275,658       208,790           784,848       619,893
                                               -----------   -----------       -----------   -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits .............     316,258       243,487           884,141       680,704
  Occupancy ..................................      25,211        19,609            71,050        69,073
  Equipment and processing expense ...........      45,342        25,719           136,269        77,270
  Other ......................................     130,605       134,575           444,173       454,695
                                               -----------   -----------       -----------   -----------
                                                   517,416       423,390         1,535,633     1,281,742
                                               -----------   -----------       -----------   -----------

INCOME BEFORE INCOME TAXES ...................     470,885       430,134         1,313,833     1,199,630
PROVISION FOR INCOME TAXES ...................     156,350       153,300           437,000       402,700
                                               -----------   -----------       -----------   -----------
NET INCOME ................................... $   314,535   $   276,834       $   876,833   $   796,930
                                               ===========   ===========       ===========   ===========

Net income per share ......................... $      0.62   $      0.54       $      1.74   $      1.57
                                               ===========   ===========       ===========   ===========

Weighted average number shares outstanding ...     503,346       508,722           503,346       508,722
                                               ===========   ===========       ===========   ===========


                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDAIRY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                      Nine Months Ended
                                                                        September 30,
                                                               ----------------------------
                                                                   1997             1996
                                                               -----------      -----------
OPERATING ACTIVITIES:
  Net income ...............................................   $   876,833      $   796,930
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation ........................................        89,615           62,590
       Amortization and accretion, net .....................         2,803           (5,268)
       Provision for loan losses ...........................       135,000           60,000
       Net realized loss on available for sale securities ..           675
       Changes in:
          Interest receivable ..............................       (89,819)           3,829
          Other assets .....................................        23,967           18,786
          Interest payable .................................       (23,405)         (29,695)
          Other liabilities ................................        99,472         (125,844)
                                                               -----------      -----------
              Net cash provided by operating activities ....     1,115,141          781,328
                                                               -----------      -----------

INVESTING ACTIVITIES:
  Net decrease  in federal funds sold ......................     3,575,000        2,221,000
  Proceeds from sale of investment securities:
    Available for sale securities ..........................       199,250
  Proceeds from maturities of investment securities:
    Available for sale securities ..........................     1,795,025          868,180
  Purchase of investment securities:
    Available for sale securities ..........................    (4,198,203)        (500,000)
    Held to maturity securities ............................      (223,500)        (181,900)
  Net increase in loans ....................................    (4,922,682)      (4,508,231)
  Additions to premises and equipment ......................       (47,372)        (458,476)
                                                               -----------      -----------
              Net cash used for investing activities .......    (3,822,482)      (2,559,427)
                                                               -----------      -----------

FINANCING ACTIVITIES:
  Net increase in deposits .................................     2,129,276        4,925,546
  Federal Home Loan Bank advance proceeds ..................     1,000,000          800,000
  Repayment of Federal Home Loan Bank advances .............       (20,000)      (1,700,000)
  Net increase in other borrowings .........................        46,805           77,349
  Dividends paid ...........................................      (428,704)        (354,591)
  Acquisition of treasury stock ............................      (200,250)        (210,800)
                                                               -----------      -----------
              Net cash provided by financing activities ....     2,527,127        3,537,504
                                                               -----------      -----------

Increase (decrease) in cash and cash equivalents ...........      (180,214)       1,759,405

Cash and cash equivalents - beginning ......................     2,296,408        2,406,895
                                                               -----------      -----------

Cash and cash equivalents - ending .........................   $ 2,116,194      $ 4,166,300
                                                               ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes ......................................   $   454,199      $   525,301
                                                               ===========      ===========

         Interest ..........................................   $ 1,657,722      $ 1,424,130
                                                               ===========      ===========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                               SEPTEMBER 30, 1997





     NOTE 1 - BASIS OF PRESENTATION
     ------------------------------
     The accompanying unaudited financial statements of Bryan Bancorp of Georgia, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1996
         .

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

          The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. The Company continues in a liquid position at September 30, 1997, with approximately $1.9 million invested in daily federal funds sold and approximately $2.1 million in cash and due from banks. The company's cash and cash equivalents plus federal funds sold decreased by approximately $3.8 million at September 30, 1997 compared to December 31, 1996. This decrease was due primarily to an increase in loan demand during the first nine months of 1997.

          Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawal of deposits.

          The Company has the ability on a short-term basis to borrow funds from other financial institutions. In addition to a credit line with the Federal Home Loan Bank which allows advances up to seventy-five percent of the book value of one-to-four family first mortgage loans, the Company has federal funds line of credit arrangements aggregating $3 million. As of September 30, 1997, the Company had borrowed $1,360,000 on its credit line with the Federal Home Loan Bank.

          There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the company's liquidity increasing or decreasing in any material way.

          The Company's total assets increased from $60.2 million at December 31, 1996 to approximately $63.7 million at September 30, 1997, representing an increase of $3.5 million or 5.8%. Loans increased aproximately $4.9 million or 11.6% during the first nine months of 1997 with an increase in deposits of $2.1 million or 4.0%.

          Shareholders' equity at September 30, 1997 was $7.0 million or 11.1% of total assets. The Company paid a $.85 per share cash dividend during the first nine months of 1997. The Company also repurchased 8,050 shares of its own common stock during the first nine months of 1997 at a cost of $25 per share. Management anticipates that capital will be adequate to sustain the Company's anticipated 1997 growth.

  Item 2. Continued
  -----------------

          The Bank's capital is in excess of the applicable regulatory requirements. At September 30, 1997, the leverage ratio was 10.72% and its tier 1 and total risk-based capital ratios were 14.13% and 15.31%, respectively.

          Net interest income increased in the third quarter of 1997 by approximately $88,000 or 12.3% over the same quarter in 1996. For the nine months ended September 30, 1997, net interest income was up approximately $278,000 or 14.5% over the same period of 1996. This increase is primarily attributable to the growth of the loan portfolio. Management anticipates that demand for loans will continue strong throughout the remainder of 1997.

          Noninterest income increased in the third quarter of 1997 approximately $67,000 or 32.2% over the same quarter of 1996. For the nine months ended September 30, 1997, noninterest income was up approximately $165,000, or 26.6% over the same nine months of 1996. This increase is primarily attributable to an increase in loan service fees generated from loan demand.

          Noninterest expenses totaled approximately $517,000 for the quarter ended September 30, 1997 compared to approximately $423,000 for the same quarter in 1996. For the nine months ended September 30, 1997, noninterest expenses totaled approximately $1,536,000, compared to approximately $1,282,000 during the same nine months of 1996. This increase of 19.8% in the first nine months is due primarily to an increase in salaries and employee benefits. The Company's efficiency ratio (non-interest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 54% for the first nine months of 1997 as compared to 52% for the first nine months of 1996.

          Net income for the quarter ended September 30, 1997 was $314,535 a 13.6% increase compared to $270,834 for the same period in 1996. For the nine months ended September 30, 1997, net income was $876,833 which is a 10.0% increase over the same period in 1996.

PART II. - OTHER INFORMATION



  Item 6. Exhibits and Reports on Form 8-K
  ----------------------------------------

      (a) Exhibits 27:             Financial Data Schedule (SEC use only)

      (b) Reports  on Form  8-K:   No report on Form 8-K  was  filed during  the
                                   quarter ended  September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BRYAN BANCORP OF GEORGIA, INC.




    Date:  November 10,1997           By: /s/ E. James Burnsed
           ----------------               --------------------
                                          E. James Burnsed,
                                          President and Chief Executive Officer