Form 10KSB
period 1997-12-31
BRYAN BANCORP OF GEORGIA INC
filed 1998-03-31
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Commission File Number:  33-28514-A
                          ----------

                         BRYAN BANCORP OF GEORGIA, INC.
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

         GEORGIA                                         58-1835646
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9971 Ford Ave., Richmond Hill, Georgia                      31324
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip code)

                                 (912) 756-4444
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:
                                      None
                          ----------------------------

  Securities registered pursuant to Section 12(g) of the Exchange Act of 1934:
                                      None
                          ----------------------------

Check whether the registrant (1) filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                  Yes   x                    No
                                       ----                      ----

Check if there is no disclosure of delinquent filers in response to item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   x
                                       ----

The issuer's revenues for its last fiscal year were $6,254,856

The aggregate market value of the common stock of the registrant held by nonaffiliates (252,089 shares) on March 2, 1998 was approximately $13,174,171 (based on a per share price of $52.26, which represents 1.85 times the most recently reported trade of the common stock of Savannah Bancorp, Inc., which pursuant to an Agreement of Merger with Registrant, as described hereinafter, agreed to issue 1.85 shares of its common stock in exchange for each share of the common stock of Registrant).

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

                       502,508 shares as of March 2, 1998
                       ----------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
                          ----------------------------
Transitional Small Business Disclosure Format:
                                  Yes                        No   x
                                       ----                      ----

                                     PART I

Item 1.  Business.
------------------

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

There is only one banking facility, a branch office of state bank headquartered in Bryan County, which is located in the Bank's primary service area. However, the Bank is in competition with many statewide and regional banks having offices immediately north of the Bank's primary service area in the adjoining Metropolitan Savannah area, as well as savings and loan associations, insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities located in Chatham County, which have recently been invading the traditional banking markets.

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


The Bank's asset/liability mix is monitored on a regular basis with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Correspondent Banking

Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or participations with correspondent banks. The Bank currently has a correspondent relationship with SunTrust of Atlanta, SunTrust of Savannah, the Bankers Bank, Barnett Bank, Regions Bank, The Savannah Bank, Federal Home Loan Bank, and First Tennessee.

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

Employees

The bank employs 34 persons, of which 31 are full-time employees. None of the employees are represented by a labor union or other collective bargaining unit, and management believes its employees relationships are satisfactory.

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

The RCDRIA also provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outmoded and duplicative requirements. The RCDRIA also directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other banking agencies, and work to coordinate with state banking agencies. The federal banking agencies are also directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

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

The section of the Bank Holding Company Act ("BHCA") permitting a bank holding company to engage in nonbanking activities with sixty day notice was amended by the Economic Growth and Regulatory Paperwork Reduction Act of 1966, enacted as a part of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 to permit a well-capitalized and well-managed bank holding company, that controls predominantly well-capitalized and well-managed depository institutions, as defined by amendments to the Bank Holding Company Act, to engage de novo in any permissible non-banking activities (except for an insured depository institution, i.e., a savings association) under expedited procedures. To be eligible for the expedited procedures, the book value of the assets acquired may not exceed 10% of the holding company's consolidated risk weighted assets and the consideration paid may not exceed 15% of Tier one capital. The Federal Reserve Board may adjust these percentages. In addition, no administrative enforcement action may have been commenced or be pending nor may any cease and desist order pursuant to ss 8 of the FDIC Act have been issued or be pending against the holding company or any of its depository institutions subsidiaries.

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

Recent Regulatory Developments
------------------------------

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

There are three statutory adjustments that the FDIC must consider in setting the SAIF recapitalization rates. The first of these relates to Oakar transactions, which are generally defined to include bank purchases of SAIF-assessable deposits. Generally, Bank Insurance Fund (BIF) members acquiring SAIF-assessable deposits in Oakar transactions prior to March 31, 1995 (or after March 31, 1995 if the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed), are subject to the SAIF special assessment but the amount of assessable deposits would, as a general proposition, be reduced by 20% for purposes of the assessment if certain conditions are satisfied. The 20% haircut for these BIF members applies for purposes of the special assessment and for purposes of future semi-annual assessments on SAIF-assessable deposits that were acquired prior to March 31, 1995. To be eligible for the 20% haircut, a BIF member must satisfy certain requirements that are based on a suggested attributable deposit amount as of June 30, 1995.

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

The Deposit Insurance Funds Act also provides that, as of the date of enactment and ending on the earlier of December 31, 1999 or the date that the last savings association ceases to exist, the federal banking agencies must take appropriate action to prohibit deposit shifting from SAIF to BIF, including enforcement actions, denial of applications, or imposing exit and interest fees as if the transaction qualified as a conversion. The legislation requires the office of the comptroller of the currency, the FDIC, the Federal Reserve Board, and the Office of Thrift Supervision to take necessary actions to prevent insured depository institutions and depository institution holding companies from facilitating or encouraging the shifting of deposits from SAIF-assessable to BIF-assessable for purpose of evading the assessments imposed on SAIF-assessable deposits. The FDIC may issue regulations to prevent deposit shifting. It is a rule of construction, however, that this portion of the Deposit Insurance Funds Act does not prohibit an institution from engaging in conduct or activity that is part of the ordinary course of business and is not directed at depositors of an insured affiliated institution.

The Deposit Insurance Funds Act also provides for the merger of BIF and SAIF into Deposit Insurance Fund (DIF) on January 1, 1999, if no insured depository institutions a "savings association" on that date. If an insured savings association still exists on January 1, 1999, the Deposit Insurance Funds Act does not make provision for the merger of the funds to occur on a subsequent date. For purposes of the IF/SERIF merger, the term "savings association" is defined as having the same meaning as it does in & 3(b) of the FDIC Act (12 U.S.C. ss 1813 (b)), and thus includes both federal and state savings associations.

If immediately before the merger, the SAIF reserve ratio exceeds the DRR, the excess will be placed in DIF's special reserve. While the DIF special reserve will not be included for purposes of calculating the DIF DRR and the FDIC can not refund any amount in the special reserve, it can be drawn upon for emergency purposes if the reserve ratio of the DIF should drop below 50% of its DRR for a sustained period of time. This portion of the Deposit Insurance also makes conforming changes to the FDIC Act and other provisions of law effective on January 1, 1999 if the funds are so merged. If the funds are not merged, the Deposit Insurance Fund Act establishes an SAIF special reserve as of January 1, 1999 that will consist of the excess in the SAIF over the DRR as of that date. While the amount in the SAIF special reserve can not be used for refunds from the SAIF, it would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of its DRR for a sustained period of time.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.

                                     PART II

Item 5.  Market or Registrant's Common Equity and Related
---------------------------------------------------------
         Stockholder Matters.
         --------------------

The Company has maintained partial records of share prices based upon actual transactions disclosed. However, these records are incomplete since they do not reflect prices for all transactions in the common stock of the Company. To the extent such information has been disclosed to the Company, the share prices of the common stock of the Company is as follows:


            ====================================================================
                                                        Selling Price
                               Year
            ====================================================================
                                                   High ($)         Low ($)
            ====================================================================
            1997
            First quarter                           25               25
            ====================================================================
            Second quarter                          25               25
            ====================================================================
            Third quarter                           25               25
            ====================================================================
            Fourth quarter                          25               25
            ====================================================================
            1996
            First quarter                           20               18
            ====================================================================
            Second quarter                          N/A              N/A
            ====================================================================
            Third quarter                           N/A              N/A
            ====================================================================
            Fourth quarter                          20               20
            ====================================================================

During the period covered by this report, there has been no established public trading market for the Company's common stock.

As of March 2, 1998, the approximate number of holders of record of the Company's common stock was 413.

The Company has paid cash dividends on an annual basis since 1994. During 1997, the Company paid a cash dividend of $.85 per share. In the second quarters of 1996 and 1995, the Company paid cash dividends totaling $.70 and $.60 per share, respectively. The Company expects to continue paying annual dividends, although there is no assurance as to future dividends because they will depend on the future earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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


Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        --------------

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of the Company's customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase funds in the money markets. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. The Company continues to be in a liquid position with approximately $2,000,000 in cash and due from banks and federal funds sold at December 31, 1997. The Company's Federal funds sold decreased by approximately $5,500,000 in 1997. Approximately $4,000,000 of this decrease was the result of the Company investing in U.S. Agencies bonds with callable features of three and six months plus approximately another $1,000,000 invested in short-term certificates of deposits in other banks. During 1997, the Company was able to fund its continued demand for loans which increased approximately $6,000,000 with cash generated from operating activities of approximately
$1,400,000, deposit growth of approximately $3,400,000 and advances of $1,200,000 from the Federal Home Loan Bank.

In addition to the Company's credit line with the Federal Home Loan Bank which allows advances up to seventy-five percent of the book value of one-to-four family first mortgage loans. The Company also has the ability on a short-term basis to purchase funds from other financial institutions. Presently, the Company has federal funds line of credit arrangements with other financial institutions aggregating $4,000,000.

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

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1997:

                                                              Term to Repricing on Maturity
                                                                     (in thousands)
                                  --------------------------------------------------------------------------------------

                                        0-90            91-365          One-Five         Over Five
                                        days             days             Years            Years            Total
                                  --------------------------------------------------------------------------------------

Interest earning assets:
Interest-bearing deposits
  with other banks ...............   $    495,000    $    495,000                                  $    990,000
Federal Funds Sold ...............         38,000                                                        38,000
Available for sale securities ....                        198,498       6,491,884      2,615,260      9,305,642
Held to maturity securities ......                                      1,117,362      2,228,257      3,345,619
Loans ............................      9,199,773      15,995,613      21,768,267      1,300,318     48,263,971
                                     ------------    ------------    ------------   ------------   ------------
Total interest earning assets ....      9,732,773      16,689,111      29,377,513      6,143,835     61,943,232
                                     ------------    ------------    ------------   ------------   ------------
Interest bearing liabilities:
NOW deposits .....................     11,071,611                                                    11,071,611
Money market deposits ............      2,093,881                                                     2,093,881
Savings deposits .................      7,024,668                                                     7,024,668
Time deposits ....................      7,524,940      16,681,350       3,898,311                    28,104,601
FHLB advances ....................          6,250          58,750       1,260,000        265,000      1,590,000
Other borrowed funds .............        130,000                                                       130,000
                                     ------------    ------------    ------------   ------------   ------------
Total interest bearing liabilities     27,851,350      16,740,100       5,158,311        265,000     50,014,761
                                     ------------    ------------    ------------   ------------   ------------

Interest Rate Sensitivity Gap ....   $(18,118,577)   $    (50,989)   $ 24,219,202   $  5,878,835   $ 11,928,471
                                     ============    ============    ============   ============   ============

As indicated in the above table, the first twelve months reflect a negative cumulative gap position. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets. While the Company's rate sensitive liabilities reprice more quickly than the rate sensitive assets during the next twelve months, this position reverses after year one to a positive gap position. The near term liability sensitivity will usually result in a lower net margin when rates increase. However, the Company's net interest margin not only depends on the direction and magnitude of future rates, but also customer alternatives and need for liquidity.

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


CAPITAL RESOURCES

The Company continues to maintain a satisfactory level of capital which exceeds regulatory requirements and is available to support future growth. The Company's level of capital can be measured by its average equity to average assets ratio at December 31, 1997 and 1996 of 11.36% and 11.84%, respectively.

Shareholders' equity increased $650,375 during 1997, an increase in book value from $13.42 at December 31, 1996 to $14.75. The Company recorded net earnings for 1997 of $1,157,766 and paid cash dividends of $.85 per share totaling $428,704. The Company also purchased 8,050 shares of treasury stock during 1997 at a cost of $200,250.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and the classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined) and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

Management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital, or results of operations.


RESULTS OF OPERATIONS

The following discussion and analysis summarizes the more significant factors affecting operations for 1997 compared to 1996:

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

Net interest income was $3,275,804 in 1997, representing an increase of $363,933 or 12.5% as compared to 1996. The average yield on interest-earning assets was 9.54% in 1997 compared to 9.48% in 1996 and the average rate paid on interest-bearing liabilities was 4.87% in 1997 compared to 4.81% in 1996. The Company's net interest margin (net interest income divided by average interest-bearing assets) equaled 5.65% in 1997 compared to 5.72% in 1996. The current year increase in net interest income resulted primarily from volume increase in the loan portfolio.

Noninterest Income
Noninterest income increased $171,661 or 31,31% in 1997 over 1996. This increase is primarily attributable to increases in loan origination fees as a result of the establishment of a mortgage loan origination service in the 4th quarter of 1996. Fees from this service in 1997 were $123,170.

Noninterest Expense
Noninterest expense increased $237,151 or 12.88% in 1997 over 1996. Salaries and employee benefits was the largest component of non-interest expense and increased $210,715 in 1997 over 1996. The increase in salaries and employee benefits was due primarily to the growth in the operations of the Bank and the need to add additional employees as well as normal salary increases.

Net noninterest expense (defined as noninterest expense less noninterest income) as a percentage of average assets was 1.7% in 1997 compared to 1.8% in 1996. The efficiency ratio (noninterest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 54% in 1997 as compared to 55% in 1996. Management will continue to focus on improving the non-interest fee income of the Company as it closely monitors operating expenses.

Income Taxes
The provision for income taxes was $580,000 in 1997 and $508,000 in 1996 representing an effective tax rate of approximately 33% for 1996 and 1997.


Impact of New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" This statement established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This is effective for fiscal years beginning after December 15, 1997. The Company does not expect any material changes to its current reporting format in response to this statement.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related information" and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. The adoption of this statement will have no effect on the financial statements of the Company.

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

     Table 1 - Average Consolidated Balance Sheets

     The following table is a presentation of the average consolidated balance sheets of the Company and includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                            December 31,
                                                     -------------------------
                                                         1997          1996
                                                     -----------   -----------
     ASSETS
     Interest-bearing deposits ...................   $   204,950   $   171,913
     Investment securities available for sale ....     6,983,629     5,309,840
     Investment securities held to maturity ......     3,299,890     3,159,082
     Federal funds sold ..........................     2,116,980     2,678,352
     Loans .......................................    45,415,034    39,578,412
                                                     -----------   -----------
       Total interest-earning assets .............    58,020,483    50,897,599
     Cash and due from banks .....................     2,026,645     2,476,436
     Other assets ................................     1,441,973     1,278,284
                                                     -----------   -----------
        Total assets .............................   $61,489,101   $54,652,319
                                                     ===========   ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     NOW deposits ................................   $ 9,923,986   $ 9,291,178
     Money market deposits .......................     2,142,774     1,690,102
     Savings deposits ............................     6,841,337     6,945,750
     Time deposits ...............................    26,308,611    21,465,200
     Short-term borrowings .......................     1,128,833       441,153
                                                     -----------   -----------
       Total interest-earning liabilities ........    46,345,541    39,833,383
     Non-interest bearing deposits ...............     7,645,612     7,839,227
     Other liabilities ...........................       508,032       508,553
                                                     -----------   -----------
        Total liabilities ........................    54,499,185    48,181,163
                                                     -----------   -----------
     Shareholders' equity ........................     6,989,916     6,471,156
                                                     -----------   -----------
        Total liabilities and shareholders' equity   $61,489,101   $54,652,319
                                                     ===========   ===========

     Table 2 - Net Interest Earnings

     The following table is an analysis of the net interest earnings of the Company with respect to each major category of interest-earning assets and interest-bearing liabilities:

     YEAR ENDED DECEMBER 31,1997:
     --------------------------------------------
                                                                  Average        Interest      Average
                                                                   Amount         Earned        Yield
                                                                -----------    -----------    --------
     Assets
     Interest-bearing deposits ..............................   $   204,950    $    11,407       5.57%
     Investment securities available for sale ...............     6,983,629        453,930       6.50%
     Investment securities held to maturity .................     3,299,890        172,070       5.21%
     Federal funds sold .....................................     2,116,980        116,313       5.49%
     Loans ..................................................    45,415,034      4,781,290      10.53%
                                                                -----------    -----------
        Total earning assets ................................    58,020,483      5,535,010       9.54%
                                                                ===========    -----------

                                                                  Average        Interest      Average
                                                                   Amount         Earned        Yield
                                                                -----------    -----------    --------
     Liabilities
     NOW deposits ...........................................     9,923,986        380,313       3.83%
     Money market deposits ..................................     2,142,774         81,398       3.80%
     Savings deposits .......................................     6,841,337        239,388       3.50%
     Time deposits ..........................................    26,308,611      1,485,092       5.64%
     Short-term borrowings ..................................     1,128,833         73,015       6.47%
                                                                -----------    -----------
        Total interest bearing liabilities ..................   $46,345,541      2,259,206       4.87%
                                                                ===========    -----------
     Net interest income ....................................                  $ 3,275,804
                                                                               ===========
     Net yield on interest earning assets ...................                                    5.65%
                                                                                              ========


     YEAR ENDED DECEMBER 31,1996:
     --------------------------------------------
                                                                  Average        Interest      Average
                                                                   Amount         Earned        Yield
                                                                -----------    -----------    --------
     Interest-bearing deposits ..............................   $   171,913    $     9,581       5.57%
     Investment securities available for sale ...............     5,309,840        323,735       6.10%
     Investment securities held to maturity .................     3,159,082        164,535       5.21%
     Federal funds sold .....................................     2,678,352        141,655       5.29%
     Loans ..................................................    39,578,412      4,187,876      10.58%
                                                                -----------    -----------
         Total earning assets ................................    50,897,599      4,827,382       9.48%
                                                                -----------    -----------

                                                                  Average        Interest      Average
                                                                   Amount         Earned        Yield
                                                                -----------    -----------    --------
     NOW deposits ...........................................     9,291,178        347,055       3.74%
     Money market deposits ..................................     1,690,102         64,286       3.80%
     Savings deposits .......................................     6,945,750        243,010       3.50%
     Time deposits ..........................................    21,465,200      1,233,742       5.75%
     Short-term borrowings ..................................       441,153         27,418       6.22%
                                                                -----------    -----------
        Total interest bearing liabilities ..................   $39,833,383      1,915,511       4.81%
                                                                -----------    -----------
     Net interest income ....................................                  $ 2,911,871
     Net yield on interest earning assets ...................                  -----------       5.72%
                                                                                              ========




     Includes impaired loans of $304,000 and $56,000 during the years ended December 31, 1997 and 1996, respectively.

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


                                                          December 31, 1997
                                                          Compared to 1996
                                                     Increase (Decrease) Due to
                                                -----------------------------------
                                                  Volume        Rate        Change
                                                ---------     --------    ---------
     Interest earned on:
     Interest-bearing deposits ..............   $   1,826                 $   1,826
     Investment securities available for sale     108,956       21,239      130,195
     Investment securities held to maturity .       7,535                     7,535
     Federal funds sold .....................     (30,699)       5,357      (25,342)
     Loans ..................................     613,203      (19,789)     593,414
                                                ---------    ---------    ---------
        Total interest income ...............     700,821        6,807      707,628
                                                ---------    ---------    ---------


     Interest paid on:
     Now deposits ...........................      24,896        8,362       33,258
     Money market deposits ..................      17,112                    17,112
     Savings deposits .......................      (3,622)                   (3,622)
     Time deposits ..........................     274,962      (23,612)     251,350
     Short-term borrowings ..................      44,494        1,103       45,597
                                                ---------    ---------    ---------
        Total interest expense ..............     357,842      (14,147)     343,695
                                                ---------    ---------    ---------
     Change in net interest income...........   $ 342,979    $  20,954    $ 363,933
                                                ---------    ---------    ---------

                                                          December 31, 1996
                                                          Compared to 1995
                                                     Increase (Decrease) Due to
                                                -----------------------------------
                                                  Volume        Rate        Change
                                                ---------     --------    ---------
     Interest earned on:
     Interest-bearing deposits ..............   $  (2,801)   $     250    $  (2,551)
     Investment securities available for sale     (45,695)       5,277      (40,418)
     Investment securities held to maturity .       4,743          699        5,442
     Federal funds sold .....................      98,588       (3,632)      94,956
     Loans ..................................     378,955      (37,329)     341,626
                                                ---------    ---------    ---------
        Total interest income ...............     433,790      (34,735)     399,055
                                                ---------    ---------    ---------

     Interest paid on:
     Now deposits ...........................      27,268      (13,869)      13,399
     Money market deposits ..................      10,942          145       11,087
     Savings deposits .......................     (15,543)                  (15,543)
     Time deposits ..........................     230,462        2,793      233,255
     Short-term borrowings ..................     (77,371)     (22,052)     (99,423)
                                                ---------    ---------    ---------
        Total interest expense ..............     175,758      (32,983)     142,775
                                                ---------    ---------    ---------
     Change in net interest income...........   $ 258,032    $  (1,752)   $ 256,280
                                                ---------    ---------    ---------

INVESTMENTS

As of December 31, 1997 investment securities comprised approximately 19% of the Company's assets and loans comprised approximately 74% of the assets. In addition, the Bank has entered into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

Investment securities available for sale (carried at estimated fair value) and held to maturity (carried at amortized cost) at December 31, 1997 and 1996 are present in the following table:


                                                   Available For Sale securities
                                        -------------------------------------------------
                                         Amortized    Unrealized   Unrealized     Fair
                                            Cost         Gains       Losses       Value
                                        -------------------------------------------------
     December 31, 1997:
     U.S. Treasury and
       U.S. Government agencies          $6,148,779   $   22,356   $    1,502   $6,169,633
     Mortgage-backed securities          3,167,546       15,946       47,483    3,136,009
                                        ----------   ----------   ----------   ----------
     Total ....................         $9,316,325   $   38,302   $   48,985   $9,305,642
                                        ----------   ----------   ----------   ----------
     December 31, 1996:
     U.S. Treasury and
       U.S. Government agencies         $1,399,708   $       60   $    1,361   $1,398,407
     Mortgage-backed securities          3,928,861       20,054       64,106    3,884,809
                                        ----------   ----------   ----------   ----------
     Total debt securities ....          5,328,569       20,114       65,467    5,283,216
     Equity securities ........              6,156                                  6,156
                                        ----------   ----------   ----------   ----------
     Total ....................         $5,334,725   $   20,114   $   65,467   $5,289,372
                                        ----------   ----------   ----------   ----------


                                                         Held To Maturity
                                        -------------------------------------------------
                                         Amortized    Unrealized   Unrealized     Fair
                                            Cost         Gains       Losses       Value
                                        -------------------------------------------------
     December 31, 1997:
     State and political subdivisions   $3,165,919   $  120,720   $       --   $3,286,639
     Other securities ...............      179,700                                179,700
                                        ----------   ----------   ----------   ----------
     Total ..........................   $3,345,619   $  120,720   $       --   $3,466,339
                                        ----------   ----------   ----------   ----------
     December 31, 1996:
     State and political subdivisions   $3,038,000   $  136,335   $      215   $3,174,120
     Other securities ...............      156,200                                156,200
                                        ----------   ----------   ----------   ----------
     Total ..........................   $3,194,200   $  136,335   $      215   $3,330,320
                                        ----------   ----------   ----------   ----------


     The following table sets forth the maturities and the weighted average yield of each type of investment securities on an amortized cost basis at December 31, 1997.


                                                   After one        After Five
                                     Within     year but within  years but within   After
                                    one year       five years       ten years     ten years      Total
                                 --------------------------------------------------------------------------
     Amount:
     U.S. Treasury and
        U.S. Government Agencies .$  198,498       $ 4,969,570   $ 1,001,565                  $6,169,633
     Mortgage-backed securities .                    1,522,314     1,613,695                   3,136,009
     State and municipal ........                    1,117,362     1,549,961       498,596     3,165,919
                                 -----------       -----------   -----------     ---------   -----------
                                     198,498       $ 7,609,246   $ 4,165,221     $ 498,596    12,471,561
                                 -----------       -----------   -----------     ---------   -----------
     Equity securities ..........                                                                179,700
                                                                                             -----------
                                                                                             $12,651,261
                                                                                             -----------
     Weighted average yield:
     U.S. Treasury and
       U.S. Government Agencies         4.87%             6.67%         7.07%
     Mortgage-backed securities                           6.70%         6.02%
     State and municipal                                  4.80%         5.28%         5.60%
                                 ----------------------------------------------------------
                                        4.87%             6.40%         5.99%         5.60%
                                 ==========================================================



     There are no investments in the obligations of any state or municipality which exceed 10% of the Company's stockholders' equity at December 31, 1997.

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

The following table present various categories of loans contained in the Bank's loan portfolio as of December 31, 1997 and 1996 and the total amount of all loans for such periods:


                                                         Amount
                                              -----------------------------
    Type of Loan                                  1997            1996
    ---------------------------------------   -----------------------------
     Domestic:
     Commercial, financial and agricultural   $  6,625,697    $  4,797,874
     Real estate construction .............      7,540,243       6,935,994
     Real estate mortgage .................     29,832,988      25,921,872
     Consumer .............................      4,198,126       4,604,519
                                              ------------    ------------
                                                48,197,054      42,260,259
     Allowance for loan losses ............       (583,432)       (454,820)
                                              ------------    ------------
                                              $ 47,613,622    $ 41,805,439
                                              ============    ============




The following table shows the maturities of certain loan types as of December 31, 1997. Also, provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.



                                              Due in 1      Due in 1     Due After
                                           Year or Less    To 5 Years     5 years        Total
                                           ------------   -----------   -----------   -----------
   Commercial, financial and agricultural  $  3,205,163   $ 3,351,121   $    69,413   $ 6,625,697
   Real estate construction .............     7,489,614        50,629                   7,540,243
                                           ------------   -----------   -----------   -----------
     Total ..............................  $ 10,694,777   $ 3,401,750   $    69,413   $14,165,940
                                           ------------   -----------   -----------   -----------

Loans due after 1 year with predetermined interest rates  $   709,154                 $   709,154
Loans due after 1 year with floating rates                  2,692,596   $    69,413     2,762,009
                                                          -----------   -----------    ----------
                                                          $ 3,401,750   $    69,413   $ 3,471,163
                                                          -----------   -----------    ----------


Accrual of interest is discontinued on a loan when management of the Bank determines, upon consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

Impaired loans totaled $304,000 and $56,000 as of December 31, 1997 and 1996, respectively.

Interest income which would have been recorded on impaired loans had the loans been current in accordance with their original terms and had been outstanding throughout the period or since origination and the interest income actually recorded was insignificant.

Allowance for Loan Losses

In considering the adequacy of allowance for possible loan losses, it is management's view that commercial loans generally have greater risk than other categories of loans in the loan portfolio. However, the great majority of these commercial loans at December 31, 1997 and 1996 were made on a secured basis, such collateral consisting primarily of equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

The Company's consumer loan portfolio is also well secured. At December 31, 1997 and 1996, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats, and other personal property. Management believes that these loans involve less risk than other categories of loans.

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


SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank's loan loss experience is furnished in the following table for the years ended December 31, 1997 and 1996:


                                                                   1997          1996
                                                                ---------     ---------
     Balance at beginning of year ...........................   $ 454,820     $ 427,662
                                                                ---------     ---------
     Charge-offs:
        Domestic -
          Commercial, financial and agricultural ............   $ (52,969)    $ (18,815)
          Real estate construction
          Real estate mortgage
          Consumer ..........................................     (69,811)      (70,844)
                                                                ---------     ---------
             Total charge-offs ..............................    (122,780)      (89,659)
                                                                ---------     ---------
     Recoveries:
        Domestic -
          Commercial, financial and agricultural ............      37,019
          Real estate construction
          Real estate mortgage ..............................                     2,160
          Consumer ..........................................      34,373        24,657
                                                                ---------     ---------
             Total recoveries ...............................      71,392        26,817
                                                                ---------     ---------
     Net (charge-offs) recoveries ...........................     (51,388)      (62,842)
     Additions charged to operations ........................     180,000        90,000
                                                                ---------     ---------
     Balance at end of year .................................   $ 583,432     $ 454,820
                                                                =========     =========

     Ratio of net charge-offs  (recoveries) during the period
     to average loans outstanding during the period .........        0.11%         0.16%
                                                                =========     =========


     The Company's allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within each loan category and the percent of loans in each category to total loans is presented in the following tables:


                                                         December 31,
                                                    --------------------
                                                      1997        1996
                                                    --------   ---------
     Allocation of Allowance for Loan  Losses
     by Loan Type
     ----------------------------------------
                                                      Amount     Amount
                                                    --------   --------
     Commercial, financial and agricultural         $ 75,846   $ 54,578
     Real estate - construction ...........           93,349     72,772
     Real estate - mortgage ...............          361,728    277,440
     Consumer .............................           52,509     50,030
                                                    --------   --------
                                                    $583,432   $454,820
                                                    --------   --------


                                                     Percent    Percent
                                                    --------   --------
     Loans Types as a Percentage of Total  Loans
     -------------------------------------------

     Commercial, financial and agricultural              13%        12%
     Real estate - construction ...........              16%        16%
     Real estate - mortgage ...............              62%        61%
     Consumer .............................               9%        11%
                                                    --------   --------
                                                        100%       100%
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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


     Year Ended December 31, 1997
     -----------------------------
                                             Average       Average
                                             Amount       Rate Paid
                                          ------------   -----------
     Deposit Category
     Non-interest bearing deposits        $ 7,645,612      n/a
     NOW  deposits ...............          9,923,986      3.83%
     Money market deposits .......          2,142,774      3.80%
     Savings deposits ............          6,841,337      3.50%
     Time deposits ...............         26,308,611      5.64%


     Year Ended December 31, 1996
     -----------------------------
                                             Average       Average
                                             Amount       Rate Paid
                                          ------------   -----------

     Deposit Category
     Non-interest bearing deposits        $ 7,839,227      n/a
     Now  deposits ...............          9,291,178      3.74%
     Money market deposits .......          1,690,102      3.80%
     Savings deposits ............          6,945,750      3.50%
     Time deposits ...............         21,465,200      5.75%

     The following is a summary of the remaining maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997:

                                           Certificates
                                            of Deposit
                                           ------------
     Three months or less ...............   $ 1,145,909
     Over three months through six months     4,088,580
     Over six months through one year ...     3,953,480
     Over one year ......................     1,274,858
                                           ------------
                                            $10,462,827
                                           ------------

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                 Years Ended December 31,
                                                 ------------------------
                                                      1997     1996
                                                    -------  --------
     Return on average assets .............           1.88%    1.87%
     Return on average equity .............          16.56%   15.78%
     Average equity to average assets ratio          11.37%   11.84%
     Dividend payout ratio ................             -        -

Item 7.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The response to this Item is submitted in a separate section of this report commencing on page 33 .


Item 8.  Changes and Disagreements with Accountants on Accounting
-----------------------------------------------------------------
         and Financial Disclosures.
         --------------------------

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

Item 9.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The Company's directors and executive officers are as follows:

         Name                               Position with Company

         E. James Burnsed *                 Class I Director,
                                                 President and
                                                 Chief Executive Officer

         J. Carl Cox, Jr.                   Class I Director

         L. Carlton Gill                    Class I Director,

         John R. Harvey                     Class II Director

         Thomas A. Lancaster                Class II Director

         G. Michael Odom, Jr. *             Executive Vice President and
                                                 Chief Operating Officer

         Juanita B. Phillips                Class II Director,

         James T. Roberts, Sr.              Class II Director

         James W. Royal                     Class III Director,
                                                 Secretary

         Jimmy F. Sommers                   Class III Director

         Charles L. Stafford                Class III Director,
                                                 Chairman of the Board

         Robert T. Thompson, Jr.            Class III Director

* Mssrs. Burnsed and Odom are the only executive officers of the Company.

Each of the directors, except Director Harvey, have been a director of the Company since March 1989. Director Harvey was elected a director in 1997. The Company's Board of Directors is divided into three classes, with one class being elected each year at the Company's Annual Meeting of Shareholders. Upon such election, each director will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

E. James Burnsed, age 58, has served as President and Chief Executive Officer of the Company since March 1989 and of the Bank since April 1989. From 1958 to 1989, Mr. Burnsed served in various capacities with First Union Bank of Savannah (formerly Savannah Bank and Trust Company), including most recently, Regional Consumer Banking Manager.

J. Carl Cox, Jr., age 55, has been the owner, manager and operator of J. C. Logging, which is engaged in the logging business, for the past 25 years.

L. Carlton Gill, age 57, has been employed by S. A. Allen, Inc. as a procurement forester since 1964.

John R. Harvey, age 62, is a Superior Court Judge in the Atlantic Judicial Circuit of Georgia, which includes Bryan County. He has been a director of the Bank for the past five years and a director of the Company for one year.

Thomas A. Lancaster, age 65, has served as a Vice President - Manager of the Roofing Department and a Director of Metal Crafts, Inc., Savannah, Georgia since 1969.

G. Michael Odom, Jr., age 35, has served as Executive Vice President of the Company since March, 1996 and as Chief Operating Officer since March, 1997. Mr. Odom served in various capacities with SunTrust Bank Southeast Georgia, N.A., Brunswick, GA , including most recently, Group Vice President of Commercial Banking.

Juanita B. Phillips, age 69, has been employed by The New England as an insurance agent since 1976.

James T. Roberts, Sr., age 53, has been the owner-manager of Roberts GMC Trucks, Richmond Hill, Georgia since 1969.

James W. Royal, age 49, has served as Secretary of the Company since March 1994. In addition, he has been President of Royal Brothers, Inc., engaged in the retail hardware business in the Richmond Hill area under the name of Royal True Value and Village True Value Hardware Stores, since 1980.

Jimmy F. Sommers, age 53, has been Vice President of the Sommers Company, Inc., a convenience store and petroleum distribution business, since 1972.

Charles L. Stafford, age 55, has served as Chairman of the Board of the Company since March 1989. In addition, he is engaged in the land development/property management business through a number of companies that he owns or controls. Since 1975, Mr. Stafford has been President of C. L. Stafford Building Contractors, Inc.

Robert T. Thompson, Jr., age 57, has been employed by CSX Incorporated, a railroad company, since 1962. In addition from 1989 to 1990, he served as the owner of The Hub, a men's clothing store and from 1985 to 1989, he served as the general manager for Superior Sanitation Service, Inc.

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

Item 10. Executive Compensation.
--------------------------------

The following table provides certain summary information concerning compensation paid or accrued by the Bank to or on behalf of the Bank's Chief Executive Officer for the years ended December 31, 1997, 1996, and 1995. No other executive officer's compensation exceeded $100,000 during 1997, 1996 or 1995.

===========================================================================================================
         Name and                       Annual                                      Long-Term
    Principal Position             Compensation Table                              Compensation

                                                              Other
                                                             Annual            Stock          Other
                           Year    Salary      Bonus       Compensation       Options      Compensation
===========================================================================================================
E. James Burnsed
President and Chief
Executive Officer
                           1997   $90,000     $36,480(1)     $62,000(2)                      $10,900(3)
                           1996   $90,000     $32,700                                        $ 5,821(3)
                           1995   $90,000     $41,200                                        $ 6,673(3)

(1)      Includes regular bonus of $35,280 and Christmas bonus of $1,200.

(2) Represents the value of amounts earned on exercise of options during the fiscal year, calculated by taking the difference between the fair market value of the 4,000 shares received on the exercise date ($25.00/share) and the exercise price ($9.50/share).

(3)      Represents   the  amount   earned  but  not  paid  from  the  Company's
         profit-sharing plan.

====================================================================================================================
     Aggregated Option
 Exercises in Last Fiscal
  Year and FY-End Option
          values
====================================================================================================================
Name                        Shares acquired   Value         Number of securities          Value of unexercised
                            on                realized      underlying unexercised        in-the-money options at
                            exercise (#)      ($)           option at FY-end (#)          FY-end ($) Exercisable/
                                                            exercisable/unexercisable     Unexercisable

====================================================================================================================
E. James Burnsed,           4,000             $62,000       16,000/0                      $663,520(4)/0
President and Chief
Executive Officer
====================================================================================================================

(4) Calculated as the difference between an average strike price of $10.79 per share and per share fair market value on March 10, 1998 of $52.26. Fair market value of $52.26 per share represents 1.85 times the most recently reported trade of the common stock of Savannah Bancorp, Inc., which has pursuant to an Agreement of Merger with the Company (as described below) agreed to issue 1.85 shares of its common stock in exchange for each share of common stock of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth certain information as of December 31, 1997, with respect to ownership of the outstanding common stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the common stock of the Company, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

=============================================================================
 NAME AND ADDRESS                 AMOUNT AND NATURE OF
OF BENEFICIAL OWNER               BENEFICIAL OWNER (1)      PERCENT OF CLASS
=============================================================================
E. James Burnsed
173 Davis Road                         33,599 (2)                6.47%(13)
Richmond Hill, GA 31324
=============================================================================
J. Carl Cox, Jr.
7346 Highway 17                        20,015 (3)                3.98%
Richmond Hill, GA 31324
=============================================================================
L. Carlton Gill
P. O. Box 59                           35,735 (4)                7.10%
Richmond Hill, GA 31324
=============================================================================
John R. Harvey
P. O. Box 1018                         2,200 (12)                0.44%
Pembroke, GA 31321
=============================================================================
Thomas A. Lancaster
P. O. Box 1448                         15,602 (5)                3.10%
Richmond Hill, GA 31324
=============================================================================
G. Michael Odom, Jr.
292 Mingarry Drive                     2,000 (14)                0.40%
Richmond Hill, GA 31324
=============================================================================
Juanita B. Phillips
197 Ogeechee Drive                     14,717 (6)                2.93%
Richmond Hill, GA 31324
=============================================================================
James T. Roberts
415 Whitehall Lane                     26,062 (7)                5.16%
Richmond Hill, GA 31324
=============================================================================
James W. Royal
P. O. Box 1096                         21,263 (8)                4.23%
Richmond Hill, GA 31324
=============================================================================
Jimmy F. Sommers
P. O. Box 556                          29,635 (9)                5.89%
Richmond Hill, GA 31324
=============================================================================
Charles L. Stafford
P. O. Box 460                          46,196 (10)               9.18%
Richmond Hill, GA 31324

=============================================================================
Robert T. Thompson, Jr.
2369 Fort McAllister Rd.               21,395 (11)               4.25%
Richmond Hill, GA 31324
=============================================================================

(1) Information relating to beneficial ownership by all executive officers and directors is based upon information furnished by each executive officer and director using "beneficial ownership" concepts set forth in rules promulgated by the Securities and Exchange Commission under
         Section 13(d) of the Securities Exchange Act of 1934.


(2) Includes 16,000 shares subject to presently exercisable stock options granted in connection with Mr. Burnsed's Employment Agreement. Of the remaining shares beneficially owned by Mr. Burnsed, 11,256 shares are owned individually, 5,653 shares are in his IRA, 200 shares are owned by his wife individually, and 490 shares are in his wife's IRA.

(3) Of the 20,015 shares beneficially owned by Mr. Cox, 19,815 shares are owned individually and 200 shares are owned by his wife.

(4) Of the 35,735 shares beneficially owned by Mr. Gill, 22,265 shares are owned jointly with his wife, 1,070 shares are in his IRA, 1,200 shares are in his wife's IRA, and 10,600 shares are owned by the Estate of Louis C. Gill,of which he is the Executor, and 600 shares are owned by his children.

(5) Of the 15,602 shares beneficially owned by Mr. Lancaster, 11,202 shares are owned individually, 3,300 shares are in his IRA, 700 shares are in his wife's IRA, and 400 shares are owned by his children.

(6) Of the 14,717 shares beneficially owned by Mrs. Phillips, 6,277 shares are in her IRA and 8,440 are owned by her children.

(7) Of the 26,062 shares beneficially owned by Mr. Roberts, 20,487 shares are owned individually, 2,975 shares are in his IRA, 600 shares are owned by his wife, and 2,000 shares are owned by his children.

(8) Of the 21,263 shares beneficially owned by Mr. Royal, 19,263 shares are owned individually, 1,800 shares are in his IRA, and 200 shares are owned jointly with his children.

(9) Of the 29,635 shares beneficially owned by Mr. Sommers, 28,995 shares are owned individually and 640 shares are owned jointly with his children.

(10) Of the 46,196 shares beneficially owned by Mr. Stafford, 17,700 shares are owned individually, 2,673 shares are in his IRA, 1,550 shares are owned by his wife, 1,689 shares are in his wife's IRA, 250 shares are owned by his son, and 22,334 shares are owned by C. L. Stafford Profit Sharing Plan.

(11) Of the 21,395 shares beneficially owned by Mr. Thompson, 18,009 shares are owned individually, 1,079 shares are in his IRA, 1,807 shares are in his wife's IRA and 500 shares are owned by his children.

(12) Of the 2,200 shares owned by Mr. Harvey, all are jointly owned with his wife.

(13) Mr. Burnsed's percent of class is calculated on the assumption that he has exercised the 16,000 options owned by him, and that the total number of issued and outstanding shares of the Company has been correspondingly increased.

(14) All of the shares listed for Mr. Odom are stock options that are exercisable by him in the next 60 days.

The Company's common stock beneficially owned by all directors and executive officers as a group as of March 6, 1998 (12 persons) totaled 268,419 shares representing 51.14% of the Company's common stock. This total figure and percentage are calculated on the assumption that all persons listed who own stock options exercisable within the next 60 days will in fact do so, and that the number of issued and outstanding shares of the Company has been increased by a corresponding amount.

On February 11, 1998, the Company and The Savannah Bancorp, Inc. ("Savannah") jointly announced that they had entered into a definitive agreement and plan of merger ("Agreement of Merger") of the Company into Savannah. Savannah is a one-bank holding company. Its wholly owned subsidiary, The Savannah Bank, N.A. operates four offices in the Savannah, Georgia area. The proposed merger is subject to any required corporate shareholder and regulatory approvals.

Pursuant to Section 5.23 of the Agreement of Merger, the Company represented and warranted to Savannah, as an inducement to entering the Agreement of Merger, that each of the Company's directors (except Charles Stafford) had executed and delivered to Savannah a "Director's Agreement" in the form attached to the Agreement of Merger as Exhibit 3. Each director of the Company (except Charles Stafford) did deliver a "Director's Agreement" to Savannah in accordance with that warranty and representation. Pursuant to Section 2 of the Director's Agreement, each of the Company's directors (except Charles Stafford) agreed to
(1) vote all shares of common stock of the Company beneficially owned by him or her (and as to which he or she possessed sole voting power) in favor of the merger of the Company into Savannah, (2) recommend approval of the merger to shareholders of the Company, and (3) use his or her best efforts to effect consummation of the merger. In addition, each of the Company's directors agreed not to sell or otherwise dispose of his or her shares of the Company's common stock. The total number of shares beneficially owned (and as to which each director possesses sole voting power) by all directors delivering such Director's Agreements is 195,083, representing 38.78% of the common stock of the Company.(1) The total number of shares beneficially owned (whether or not each director has sole power to vote such shares) by all directors delivering Directors Agreements is 220,223, representing 42.43% of the common stock of the Company.(2) This figure differs from that given for all directors and executive officers as a group, stated above as 266,419 shares (51.33%) of the Company's common stock because, as noted, Mr. Charles Stafford (beneficial owner of 46,196 shares) did not deliver a director's agreement.

Savannah agreed, in Section 5.23 of the Agreement of Merger, that if it failed to reelect any of the Company's Directors to the Bank's Board during the 24 months following the closing, it would immediately pay such director the fees he or she would have earned as a director of the Bank's Board during the remainder of the 24 month period.

On February 26 and 27, 1998, the Company filed, respectively, a Form 8-K and an amendment thereto, Form 8-K/A, disclosing the foregoing information and included as exhibits the Agreement of Merger and form of Director's Agreement described hereinabove.


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


--------
1 Calculated on the assumption that no options would be exercised. If, however, it is assumed that all directors delivering Director's Agreements exercise options held by them, then the total number of shares (as to which each director would possess sole voting power) will be 211,083, representing 40.67% of the then issued and outstanding common stock of the Company.

2 Calculated on the assumption that all options would be exercised.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)1.    Financial Statements.
         ---------------------

                 The following financial statements and accountant's report have been filed as item 7 in Part II of this report:

                 Independent Auditor's Report
                 Consolidated Balance Sheets-December 31, 1997 and 1996 Consolidated Statements of Income-Years ended December 31, 1997 and 1996 Consolidated Statements of Shareholders' Equity-Years ended December 31, 1997 and 1996 Consolidated Statements of Cash Flows-Years ended December 31, 1997 and 1996 Notes to Consolidated Financial Statements

   2.            Financial Statement Schedules.

                 Financial statement schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

   3.            Exhibits.
                 ---------

                 The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant , Registration No. 33-28514-A ("S-18"), (ii) Amendment No. 1 to the Company's Registration Statement on Form S-18 ("S-18 Amendment"), (iii) The Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 10-K"),(iv) Current Report on Form 8-K, filed February 27, 1998 with the Commission ("8-K"), or (v) Current Report on Form 8-K/A, filed March 3, 1998 with the Commission ("8-K/A"). The exhibit number corresponds to the exhibit number in the referenced document.

                 Exhibit No.               Description of Exhibit
                 -----------               ----------------------

                 *2                        Agreement of Merger between The
                                           Savannah  Bancorp  , Inc.   and
                                           Registrant (8-K and 8-K/A).

                 *3.1                      Articles of Incorporation dated
                                           March 6, 1989 (S-18).

                 *3.2                      By-Laws adopted March 6, 1989 (S-18).

                 *22.1                     Subsidiaries of the Registrant
                                           (1990 10-K).

(b)              Reports on Form 8-K.
                 --------------------

                 No reports on Form 8-K were required to be filed for the fourth quarter of 1997.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Bryan Bancorp of Georgia, Inc.
Richmond Hill, Georgia


We have audited the accompanying consolidated balance sheets of Bryan Bancorp of Georgia, Inc. and subsidiary as of December 31, 1997 and 1996, and the related years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bryan Bancorp of Georgia, Inc. and subsidiary at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/Tiller, Stewart & Company, LLC
Savannah, Georgia
January  30, 1998



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                          1997            1996
                                                      ------------    ------------
Cash and due from banks ...........................   $  2,039,246    $  2,296,408
Interest-bearing deposits with other banks ........        990,000
Federal funds sold ................................         38,000       5,530,000
Investment securities available for sale ..........      9,305,642       5,289,372
Investment securities held to maturity
 (estimated market value of $3,466,339
  in 1997 and $3,330,320 in 1996) .................      3,345,619       3,194,200
Loans .............................................     48,197,054      42,260,259
Less allowance for loan losses ....................       (583,432)       (454,820)
                                                      ------------    ------------
          Loans, net ..............................     47,613,622      41,805,439
Interest receivable ...............................        452,262         373,089
Premises and equipment, net .......................      1,493,663       1,456,993
Other assets ......................................        234,625         267,409
                                                      ------------    ------------
     Total assets .................................   $ 65,512,679    $ 60,212,910
                                                      ============    ============

LIABILITIES
Deposits:
  Noninterest-bearing .............................   $  7,685,324    $  9,624,367
  Interest-bearing ................................     48,294,761      42,979,709
                                                      ------------    ------------
     Total deposits ...............................     55,980,085      52,604,076
Federal Home Loan Bank advances ...................      1,590,000         380,000
Other borrowed funds ..............................        130,000          53,195
Interest payable ..................................        210,290         227,940
Other liabilities .................................        181,425         177,195
                                                      ------------    ------------
     Total liabilities ............................     58,091,800      53,442,406
                                                      ------------    ------------

SHAREHOLDERS' EQUITY
Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 528,258 shares in 1997 .................        528,258         521,758
    and 521,758 shares in 1996
Additional paid-in capital ........................      4,963,745       4,869,485
Retained earnings .................................      2,444,135       1,715,073
Net unrealized (loss) on investment securities
   available for sale, net of deferred income taxes         (6,409)        (27,212)
                                                      ------------    ------------
                                                         7,929,729       7,079,104
Treasury stock at cost, 25,250 shares
      in 1997 and 17,200 shares in 1996 ...........       (508,850)       (308,600)
                                                      ------------    ------------
     Total shareholders' equity ...................      7,420,879       6,770,504
                                                      ------------    ------------
     Total liabilities and shareholders' equity ...   $ 65,512,679    $ 60,212,910
                                                      ============    ============

See notes to consolidated financial statements



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------
                                             1997         1996
                                          ----------   ----------

INTEREST INCOME
Loans .................................   $4,781,290   $4,187,876
 Investment securities:
    Taxable ...........................      453,930      323,735
    Tax-exempt ........................      172,070      164,535
 Federal funds sold ...................      116,313      141,655
 Deposits in other banks ..............       11,407        9,581
                                          ----------   ----------
     Total interest income ............    5,535,010    4,827,382
                                          ----------   ----------

INTEREST EXPENSE
Deposits ..............................    2,186,191    1,888,093
Federal Home Loan Bank advances .......       68,317       22,718
Other borrowed funds ..................        4,698        4,700
                                          ----------   ----------
     Total interest expense ...........    2,259,206    1,915,511
                                          ----------   ----------

NET INTEREST INCOME ...................    3,275,804    2,911,871
PROVISION FOR LOAN LOSSES .............      180,000       90,000
                                          ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ...........    3,095,804    2,821,871
                                          ----------   ----------

NONINTEREST INCOME
Service charges on deposit accounts ...      345,294      368,628
Mortgage origination fees .............      123,170       10,896
Other service charges and fees ........      102,418       81,271
Net realized gain on sales of available
    for sale securities ...............        2,061
Other .................................      146,903       87,390
                                          ----------   ----------
                                             719,846      548,185
                                          ----------   ----------
NONINTEREST EXPENSES
Salaries and employee benefits ........    1,213,257    1,002,542
Occupancy .............................       96,489       99,701
Equipment and data processing .........      216,881      224,853
Other .................................      551,257      513,637
                                          ----------   ----------
                                           2,077,884    1,840,733
                                          ----------   ----------

INCOME BEFORE INCOME TAXES ............    1,737,766    1,529,323
PROVISION FOR INCOME TAXES ............      580,000      508,000
                                          ----------   ----------
NET INCOME ............................   $1,157,766   $1,021,323
                                          ==========   ==========

Basic earnings per share                  $     2.30   $     2.01
                                          ==========   ==========
Diluted earnings per share                $     2.25   $     1.98
                                          ==========   ==========

See notes to consolidated financial statements


                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                                   Net
                                                                                                Unrealized
                                                                                                Gain (Loss)
                                                                                               on Investment
                                                                    Additional                  Securities
                                                 Common Stock        Paid-In      Retained      Available    Treasury
                                               Shares     Amount     Capital      Earnings      for Sale      Stock         Total
                                               -------  ---------  -----------  -----------  -------------  ----------  -----------
BALANCE - DECEMBER 31, 1995                    521,758  $ 521,758  $ 4,869,485  $ 1,048,341  $     (7,777)  $ (57,800)  $ 6,374,007

  Net income                                                                      1,021,323                               1,021,323

  Dividends paid - $.70 per share                                                  (354,591)                               (354,591)

  Purchase of 12,600 shares of treasury stock                                                                (250,800)     (250,800)

  Net change in unrealized gain (loss) on
    investment securities available for sale                                                      (19,435)                  (19,435)
                                               -------  ---------  -----------  -----------  -------------  ----------  -----------
BALANCE - DECEMBER 31, 1996                    521,758    521,758   4,869,485     1,715,073       (27,212)   (308,600)    6,770,504

  Net income                                                                      1,157,766                               1,195,766

  Dividends paid - $.85 per share                                                  (428,704)                               (428,704)

  Purchase of 8,050 shares of treasury stock                                                                 (200,250)     (200,250)

  Exercise of stock options                      6,500      6,500       56,260                                               62,760

  Tax Benefit from exercise of stock options                            38,000                                               38,000

  Net change in unrealized gain (loss) on
    investment securities available for sale                                                        20,803                   20,803
                                               -------  ---------  -----------  -----------  -------------   ---------- -----------
BALANCE - DECEMBER 31, 1997                    528,258  $ 528,258  $ 4,963,745  $ 2,444,135  $      (6,409)  $(508,850) $ 7,420,879
                                               =======  =========  ===========  ===========  =============   ========== ===========


See notes to consolidated financial statements


                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                1997          1996
                                                            -----------    -----------

OPERATING ACTIVITIES
  Net income ............................................   $ 1,157,766    $ 1,021,323
  Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation .....................................       123,301        107,856
       Amortization and accretion, net ..................         3,740            534
       Provision for loan losses ........................       180,000         90,000
       Net realized gain on available for sale securities        (2,061)
       Amortization of deferred loan fees ...............       (10,556)        14,043
       Changes in:
          Interest receivable ...........................       (79,173)        (5,847)
          Other assets ..................................        18,915         (8,299)
          Interest payable ..............................       (17,650)         7,153
          Other liabilities .............................        42,230       (178,104)
                                                            -----------    -----------
              Net cash provided by operating activities .     1,416,512      1,048,659
                                                            -----------    -----------

INVESTING ACTIVITIES
  Net increase in time deposits in other banks ..........      (990,000)
  Net (increase) decrease in federal funds sold .........     5,492,000     (3,059,000)
  Proceeds from maturities of investment securities:
    Held to maturity securities .........................        75,000         50,000
    Available for sale securities .......................     2,504,205        881,310
  Proceeds from sales of available for sale securities ..     1,207,405
  Purchase of investment securities:
    Held to maturity securities .........................      (223,500)      (181,900)
    Available for sale securities .......................    (7,697,806)      (500,000)
  Net increase in loans .................................    (5,977,627)    (5,458,342)
  Additions to premises and equipment ...................      (159,971)      (476,072)
                                                            -----------    -----------
              Net cash used for investing activities ....    (5,770,294)    (8,744,004)
                                                            -----------    -----------

FINANCING ACTIVITIES
  Net increase in deposits ..............................     3,376,009      9,107,028
  Proceeds from Federal Home Loan Bank advances .........     2,750,000        400,000
  Repayment of Federal Home Loan Bank advances ..........    (1,540,000)    (1,320,000)
  Net  increase in other borrowings .....................        76,805          3,221
  Dividends paid ........................................      (428,704)      (354,591)
  Purchase of Treasury Stock.............................      (200,250)      (250,800)
  Exercise of Stock Options..............................        62,760
                                                            -----------    -----------
              Net cash provided by financing activities .     4,096,620      7,584,858
                                                            -----------    -----------

Decrease in cash and cash equivalents ...................      (257,162)      (110,487)

Cash and cash equivalents - beginning ...................     2,296,408      2,406,895
                                                            -----------    -----------

Cash and cash equivalents - ending ......................   $ 2,039,246    $ 2,296,408
                                                            ===========    ===========

See notes to consolidated financial statements

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================




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

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

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

    Interest on loans is recognized using the simple interest method based on the principal balance outstanding. Interest accruals, including accruals of interest on impaired loans, are discontinued when either principal or interest becomes 90 days past due, or when in management's opinion, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that it is not reasonable to expect such interest will be collected. Interest income is subsequently recognized only to the extent cash payments are received.

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

    Reclassifications - Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

    Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

    Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards
    (SFAS) No. 130 "Reporting Comprehensive Income" This statement established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This is effective for fiscal years beginning after December 15, 1997. The Company does not expect any material changes to its current reporting format in response to this statement.

    Also, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related information" and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. The adoption of this statement will have no effect on the financial statements of the Company.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================


2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Bank is required to maintain certain reserve balances in the form of vault cash. Such reserve requirements totaled approximately $371,000 and $338,000 at December 31, 1997 and 1996, respectively.

3.  SECURITIES

    Debt and equity securities have been classified according to management's intent. The amortized cost, estimated market value and gross unrealized gains and losses on securities are as follows:




                                              Available For Sale Securities
                                 -----------------------------------------------------------
                                                    Gross           Gross
                                  Amortized      Unrealized      Unrealized        Fair
                                     Costs          Gains           Losses         Value
                                 ------------   -------------   -------------   ------------
December 31, 1997:
U.S. Treasury and
  U.S. Government agencies        $ 6,148,779   $      22,356    $      1,502   $  6,169,633
Mortgage-backed securities          3,167,546          15,946          47,483      3,136,009
                                 ------------   -------------   -------------   ------------
 Total                            $ 9,316,325   $      38,302    $     48,985   $  9,305,642
                                 ============   =============   =============   ============
December 31, 1996:
U.S. Treasury and
  U.S. Government agencies        $ 1,399,708   $          60    $      1,361   $  1,398,407
Mortgage-backed securities          3,928,861          20,054          64,106      3,884,809
                                 ------------   -------------   -------------   ------------
Total debt securities               5,328,569          20,114          65,467      5,283,216
Equity securities                       6,156                                          6,156
                                 ------------   -------------   -------------   ------------
Total                             $ 5,334,725   $      20,114   $      65,467   $  5,289,372
                                 ============   =============   =============   ============

                                                 Held To Maturity Securities
                                 -----------------------------------------------------------
                                                    Gross           Gross
                                  Amortized      Unrealized      Unrealized        Fair
                                     Costs          Gains           Losses         Value
                                 ------------   -------------   -------------   ------------
December 31, 1997:
State and political subdivisions  $ 3,165,919   $     120,720   $           -   $  3,286,639
Other securities                      179,700                                        179,700
                                 ------------   -------------   -------------   ------------
Total                             $ 3,345,619   $     120,720   $           -   $  3,466,339
                                 ============   =============   =============   ============
December 31, 1996:
State and political subdivisions  $ 3,038,000   $     136,335   $         215   $  3,174,120
Other securities                      156,200                                        156,200
                                 ------------   -------------   -------------   ------------
Total                             $ 3,194,200   $     136,335   $         215   $  3,330,320
                                 ============   =============   =============   ============

    Other securities reported in held to maturity securities at December 31, 1997 and 1996 represent an investment in Federal Home Loan Bank stock which is not traded on Exchanges and has only redemption capabilities.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

    Gross   realized   gains   and   gross   realized   losses   on   sales   of
    available-for-sale securities were $2,735 and $674, respectively, in 1997. There were no sales of investment securities during 1996.

    The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity are as follows:

                                  Available for sale         Held to maturity
                               ------------------------  ----------------------
                                Amortized     Market      Amortized    Market
                                  Cost        Value         Cost       Value
                               ----------   ----------   ----------  ----------
Due in one year or less ....   $  200,000   $  198,498
Due after one year through
  five years ...............    4,949,699    4,969,570    1,117,362   1,138,614
Due after five years through
  ten years ................      999,080    1,001,565    1,549,961   1,620,720
Due after ten years ........                                498,596     527,305
Mortgage-backed securities .    3,167,546    3,136,009
                               ----------   ----------   ----------  ----------
                               $9,316,325   $9,305,642   $3,165,919  $3,286,639
                               ==========   ==========   ==========  ==========

    Securities with a carrying amount of $4,135,612 at December 31, 1997, and $4,701,114 at December 31, 1996 were pledged to secure deposits of public funds and for other purposes required or permitted by law.

4.  LOANS

    Loans are summarized as follows:

                                                  December 31,
                                         -----------------------------
                                             1997           1996
                                         -------------   -------------
Commercial ...........................   $  6,627,303    $  4,798,046
Commercial real estate ...............     21,693,095      17,839,771
Real estate construction .............      7,561,049       6,971,033
Residential real estate ..............      8,179,407       8,123,898
Consumer .............................      4,203,117       4,604,984
                                         ------------    ------------
                                           48,263,971      42,337,732
Net deferred loan fees ...............        (66,917)        (77,473)
                                         ------------    ------------
                                         $ 48,197,054    $ 42,260,259
                                         ============    ============

    An analysis of the allowance for loan losses is as follows:

                                              1997            1996
                                         ------------    ------------
Balance, beginning of year ...........      $ 454,820       $ 427,662
  Provision for loan losses ..........        180,000          90,000
  Loans charged off ..................       (122,780)        (89,659)
  Recoveries .........................         71,392          26,817
                                         ------------    ------------
Balance, end of year .................      $ 583,432       $ 454,820
                                         ============    ============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================


    Loans having recorded investments of approximately $304,000 at December 31, 1997 and approximately $56,000 at December 31, 1996 have been identified as impaired in accordance with the provisions of FASB Statement No. 114. as amended by FASB Statement No. 118. The average recorded investment in such loans during 1997 and 1996 was approximately $311,000 and $56,700, respectively. The total allowance for possible loan losses related to these loans was $45,575 and $12,000 at December 31, 1997 and 1996, respectively.

    In the normal course of its lending activities, the Company is a party to financial instruments with off-balance-sheet risk . These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit loss in the event of non-performance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by contractual amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments and evaluates each customer's credit worthiness on a case-by-case basis. At December 31, 1997, the Company had outstanding loan commitments of approximately $6,498,000 and standby letters of credit of approximately $91,000. The amount of collateral obtained, if deemed necessary, for these commitments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The Bank's loans are primarily concentrated in its market area of Bryan and Chatham counties of Georgia.

5.  RELATED PARTY TRANSACTIONS

    In the ordinary course of business, the Bank has direct and indirect loans outstanding to certain directors, executive officers, and principal shareholders, including their associates. Such loans are made on the same terms as those prevailing at the time for comparable transactions with unaffiliated customers.

    The following is a summary of the activity of loans to directors, executive officers, and principal shareholders:

                                                December 31,
                                         -------------------------
                                             1997          1996
                                         ----------    -----------
Balance, beginning of year ............. $ 1,776,000   $ 2,230,000
Amounts advanced .......................     651,000       605,000
Repayments .............................    (557,000)   (1,059,000)
                                         -----------   -----------
Balance, end of year ................... $ 1,870,000   $ 1,776,000
                                         ===========   ===========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

6.  PREMISES AND EQUIPMENT

    Premises and equipment is summarized as follows:

                                                              December 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ----------        ----------
Building ...................................        $1,066,254        $  992,156
Furniture and equipment ....................           450,664           401,452
Automobiles ................................            38,300            40,412
                                                    ----------        ----------
                                                     1,555,218         1,434,020
Less accumulated depreciation ..............           466,004           380,576
                                                    ----------        ----------
                                                     1,089,214         1,053,444
Land .......................................           404,449           403,549
                                                    ----------        ----------
                                                    $1,493,663        $1,456,993
                                                    ==========        ==========

7.  INTEREST-BEARING DEPOSITS

    Interest-bearing deposits and related interest cost for the years ended December 31, 1997 and 1996 are summarized as follows:

                                       1997                      1996
                            -------------------------  -------------------------
                              Deposits       Interest    Deposits      Interest
                            -----------   -----------  -----------   -----------
NOW .....................   $11,071,611   $   380,313  $ 9,335,919   $   347,055
Money market ............     2,093,881        81,398    1,787,254        64,286
Savings .................     7,024,668       239,388    6,719,504       243,010
Certificates of deposits,
   $100,000 or more .....    10,261,339       543,236    8,963,538       380,948
Other time deposits .....    17,843,262       941,856   16,173,494       852,794
                            -----------   -----------  -----------   -----------
                            $48,294,761   $ 2,186,191  $42,979,709   $ 1,888,093
                            ===========   ===========  ===========   ===========

    At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

            1998             $ 24,206,289
            1999                2,829,314
            2000                  714,737
            2001                  184,345
            2002                  169,916
                             ------------
                             $ 28,104,601
                             ============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

8.  FEDERAL HOME LOAN BANK ADVANCES

    The Bank has an agreement for advances with the Federal Home Loan Bank. These advances are secured by a blanket floating lien agreement which provides a security interest in all unencumbered first mortgage residential loans and by stock in the Federal Home Loan Bank.

    Advances from the Federal Home Loan Bank are summarized as follows:

                                                     December 31,
                                              -----------------------
                                                 1997         1996
                                              ----------   ----------
Advance payable -  interest payable monthly
 at 6.37%, principal due May 14, 1999 .....   $1,000,000

Advance payable - interest payable monthly
 at 7.41%, semi-annual principal reductions
 of $20,000 through June 2006  ............      340,000   $  380,000

Advance payable - interest payable monthly
 at 6.41%, quarterly principal reductions
 of $6,250 through October 2007  ..........      250,000
                                              ----------
                                              $1,590,000   $  380,000
                                              ==========   ==========

Aggregate annual maturities of FHLB advances:

                    Years ended December 31, 1998          $   65,000
                                         1999               1,065,000
                                         2000                  65,000
                                         2001                  65,000
                                         2002                  65,000
                                   thereafter                 265,000
                                                            ---------
                                                           $1,590,000
                                                           ==========

9.  OTHER BORROWED FUNDS

    Other borrowed funds consist of short-term borrowings from the Federal Reserve Bank under the Treasury Tax and Loan Investment Program and federal funds purchased.

10. CREDIT ARRANGEMENTS

    At December 31, 1997, federal funds line of credit arrangements aggregating $4,000,000 were available to the Bank from corresponding banking institutions. There are no commitment fees and compensated balances are not required. The Bank also has a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta. Under this agreement, the Bank has a credit line up to seventy-five percent of the book value of its one-to-four family first mortgage loans. These credit arrangements principally serve as liquidity back-up for the Bank.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

11. INCOME TAXES

    The provision for income taxes is as follows:

                                         Years Ended December 31,
                                         ------------------------
                                            1997          1996
                                         ----------    ----------
Current                                  $ 621,000     $ 510,000
Deferred                                   (41,000)       (2,000)
                                         ----------    ----------
                                         $ 580,000     $ 508,000
                                         ==========    ==========

    The provision for income taxes is less than computed by applying the statutory federal income tax rate of 34% to income before income taxes as indicated by the following:

                                         Years Ended December 31,
                                         ------------------------
                                            1997          1996
                                         ---------     ----------
Income tax at statutory rate ........... $ 591,000      $ 520,000
Increase (decrease) in taxes:
  Tax-exempt interest ..................   (57,000)       (52,000)
  State income taxes, net
   of federal income tax benefit .......    42,000         38,000
  Other ................................     4,000          2,000
                                         ---------      ---------
Provision for income taxes ............. $ 580,000      $ 508,000
                                         =========      =========

    The components of net deferred tax assets are as follows:

                                              December 31,
                                         -----------------------
                                            1997          1996
                                         --------       --------
Deferred tax assets:
  Allowance for loan losses ......       $211,000       $139,000
  Deferred loan fees .............         27,000         31,000
  Unrealized loss on investment
    securities available for sale           4,000         18,000
  Deferred compensation ..........         15,000         32,000
  Other ..........................                         4,000
                                         --------       --------
    Total deferred tax assets ....        257,000        224,000
                                         --------       --------
Deferred tax liabilities:
  Accumulated depreciation .......         79,000         78,000
  Other ..........................         15,000         10,000
                                         --------       --------
    Total deferred tax liabilities         94,000         88,000
                                         --------       --------
Net deferred tax assets ..........       $163,000       $136,000
                                         ========       ========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

12. REGULATORY REQUIREMENTS

    The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net income of the Bank for the previous calendar year. As of December 31, 1997, the Bank could declare approximately $588,000 of dividends without prior approval.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined) and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

    As of March 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                To Be Well Capitalized
                                                                           For Capital          Under Prompt Corrective
                                                     Actual             Adequacy Purposes          Action Provisions
                                               Amount      Ratio        Amount      Ratio        Amount          Ratio
                                              -------------------      -------------------      -----------------------
December 31, 1997:
Total Capital  ( to Risk Weighted Assets )
   Consolidated ...........................   $8,010,719     15%       $3,841,155      8%       $4,801,444         10%
   Bank ...................................   $7,572,085     15%       $3,827,336      8%       $4,784,171         10%
Tier 1 Capital  ( to Risk Weighted Assets )
   Consolidated ...........................   $7,427,287     17%       $1,920,578      4%       $2,880,866          6%
   Bank ...................................   $6,988,653     16%       $1,913,668      4%       $2,870,502          6%
Tier 1 Capital ( to Average Assets )
   Consolidated ...........................   $7,427,287     12%       $2,459,564      4%       $3,074,455          5%
   Bank ...................................   $6,988,653     11%       $2,446,624      4%       $3,058,280          5%
December 31, 1996:
Total Capital  ( to Risk Weighted Assets )
   Consolidated ...........................   $7,252,536     16%       $3,735,650      8%       $4,669,562         10%
   Bank ...................................   $6,917,375     15%       $3,735,849      8%       $4,669,812         10%
Tier 1 Capital  ( to Risk Weighted Assets )
   Consolidated ...........................   $6,797,716     15%       $1,867,825      4%       $2,801,737          6%
   Bank ...................................   $6,462,555     14%       $1,867,925      4%       $2,801,887          6%
Tier 1 Capital ( to Average Assets )
   Consolidated ...........................   $6,797,716     12%       $2,186,093      4%       $2,732,616          5%
   Bank ...................................   $6,462,555     12%       $2,177,771      4%       $2,722,214          5%


                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

13. PROFIT SHARING PLAN

    Effective January 1, 1996, the Bank amended its profit sharing plan to allow salary deferrals under Internal Revenue code section 401(k). All employees of the Bank can participate in the plan after they meet certain eligibility requirements. Employer contributions to the plan are at the discretion of the Board of Directors. The Bank contributed $57,351 and $31,592 to the plan in 1997 and 1996, respectively.

14. STOCK OPTIONS

    Under the terms of a stock option agreement which expired December 31, 1994, certain officers of the Bank were granted options to purchase shares of the Company's common stock at a price of book value per share at date of grant. All options are exerciseable upon grant and expire beginning in December 1997 through December 2001.

    Also, the Company adopted an Incentive Stock Option Plan in 1997 which provides for granting of stock options to officers and certain key employees of the Bank. The exercise price of these options is equal to the fair market value of the Company's stock on the date of grant. There are 5,000 remaining stock options authorized to be granted under this plan as of December 31, 1997. The maximum term of the options is ten years and they vest and become exercisable at such times and in such installments as the Board of Directors shall provide in each individual stock option agreement.


                                                    1997                               1996
                                      ---------------------------   ---------------------------
                                                      Exercise                      Exercise
                                        Shares         Price          Shares         Price
                                      -----------  --------------   -----------  --------------
Options outstanding - beginning            25,000  $9.63 - $11.75        25,000  $9.63 - $11.75
Options granted                             5,000       $19
Options exercised                          (6,500) $9.63 - $10.66
                                      -----------  --------------   -----------  --------------
Options outstanding - ending               23,500  $9.63 - $19.00        25,000  $9.63 - $11.75
                                      ===========  ==============   ===========  ==============



    The total stock options exercisable at December 31, 1997 and 1996 were 19,500 and 25,000, respectively, which had a weighted average exercise price of $11.21 and $10.50, respectively.

    The Company has elected not to adopt the fair value method of accounting for employee stock options as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" issued by the Financial Accounting Standards Board. Instead, as permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting prescribed under the provisions of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for options granted in 1997. Pro forma disclosures of the effects of applying the fair value based method are considered immaterial and have been omitted.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

15. OTHER NONINTEREST EXPENSES

    The major components of other noninterest expenses are as follows:

                              December 31,
                          -------------------
                            1997       1996
                          --------   --------
Postage ...............   $ 54,642   $ 52,185
Stationery and supplies     52,434     48,344
Professional services .     62,435     58,599
Director fees .........     58,200     46,000
Other .................    323,546    308,509
                          --------   --------
     Total ............   $551,257   $513,637
                          ========   ========


16. EARNINGS PER SHARE

    Earnings per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" issued by the Financial Accounting Standards Board. SFAS No. 128 requires presentation of earnings per share on a basic computation and a diluted computation. The basic computation divides net income by only the weighted average number of common shares outstanding for the year and the diluted computation gives effect to all diluted common shares that were outstanding during the year.

    Earnings per share amounts for 1996 have been restated to give effect to the application of this new standard.

    The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                            Years Ended December 31,
                                               1997         1996
                                            -----------------------
Income available to common shareholders:
   Used in basic earnings per share .....   $1,157,766   $1,021,323
                                            ==========   ==========
   Used in diluted earnings per share ...   $1,157,766  $1,021,323
                                            ==========   ==========

Weighted average number of common
  shares used in basic earnings per share      503,882      507,902
Effect of dilutive securities:
   Stock options ........................       11,712        7,503
                                            ----------   ----------
Weighted average number of common
   and dilutive potential common shares
   used in diluted earnings per share ...      515,594      515,405
                                            ==========   ==========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================


17. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

    The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

    Cash and cash equivalents, interest-bearing deposits in other financial institutions, federal funds sold and accrued interest receivable - The carrying amounts of these assets approximates fair value because of their short-term maturities.

    Investments Securities - Fair values for investment securities are based on quoted market prices.

    Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying value of off-balance-sheet commitments approximates fair value based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, the underlying rates of the commitments approximate market rates.

    Deposit liabilities - Fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar terms and maturities. The carrying amounts of all other deposits, due to their nature, approximate their fair values.

    Federal Home Loan Bank advances - Fair value for fixed-rate borrowings from the Federal Home Loan Bank are estimated using a discounted cash flow calculation that considers interest rates currently being offered on advances of similar terms to maturity.

    Other borrowed funds - The carrying amounts of federal funds purchased and other short-term borrowings approximate their fair values.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================


    The carrying values and estimated fair values of the Company's financial instruments were as follows:

                                    December 31, 1997           December 31, 1996
                                -------------------------   -------------------------
                                  Carrying       Fair         Carrying       Fair
                                   Value         Value         Value         Value
                                -----------   -----------   -----------   -----------
Financial assets:
  Cash and due from banks ...   $ 2,039,246   $ 2,039,246   $ 2,296,408   $ 2,296,408
  Interest-bearing deposits .       990,000       990,000
  Federal funds sold ........        38,000        38,000     5,530,000     5,530,000
  Investment securities:
     Available for sale .....     9,305,642     9,305,642     5,289,372     5,289,372
     Held to maturity .......     3,345,619     3,466,339     3,194,200     3,330,320
  Loans .....................    48,197,054    48,409,461    42,260,259    42,298,473
  Accrued interest receivable       452,262       452,262       373,089       373,089

Financial liabilities:
  Deposits ..................   $55,980,085   $56,150,661   $52,604,076   $52,734,792
  Federal Home Loan advances      1,590,000     1,619,400       380,000       380,000
  Other borrowed funds ......       130,000       130,000        53,195        53,195





18. SUPPLEMENTAL CASH FLOW INFORMATION

    Certain supplemental disclosure of cash flow information and noncash investing and financing activities:

                                               Years Ended December 31,
                                              -------------------------
                                                 1997          1996
                                              -----------   -----------
Cash paid during the year for:
  Income taxes ............................   $   632,818   $   685,301
                                              ===========   ===========
  Interest ................................   $ 2,276,856   $ 1,908,358
                                              ===========   ===========

Noncash investing and financing activities:
  Net unrealized gain (loss) on investment
    securities available for sale .........   $    20,803   $   (19,435)
                                              ===========   ===========

                 BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

19. BRYAN BANCORP OF GEORGIA, INC.  (PARENT ONLY) FINANCIAL INFORMATION

    Bryan Bancorp of Georgia, Inc. condensed balance sheets and the related condensed statements of income and cash flows follow:


Condensed Balance Sheets
-----------------------------------------------------
                                                              December 31,
                                                       -------------------------
                                                           1997          1996
                                                       -----------   -----------
Assets
  Cash .............................................   $   112,140   $    49,667
  Land .............................................       301,494       301,494
  Other Assets .....................................        63,000        22,000
  Investment in subsidiary .........................     6,982,245     6,435,343
                                                       -----------   -----------
     Total Assets ..................................   $ 7,458,879   $ 6,808,504
                                                       ===========   ===========
Liabilities
  Deferred compensation payable ....................   $    38,000   $    38,000
                                                       -----------   -----------
Shareholders' equity
  Common Stock .....................................   $   528,258   $   521,758
  Additional paid-in capital .......................     4,963,745     4,869,485
   Retained Earnings ...............................     2,444,135     1,715,073
  Net unrealized loss on investment securities
    available for sale, net of deferred income taxes        (6,409)      (27,212)
                                                       -----------   -----------
                                                         7,929,729     7,079,104
  Treasury stock ...................................      (508,850)     (308,600)
                                                       -----------   -----------
     Total shareholders' equity ....................     7,420,879     6,770,504
                                                       -----------   -----------
     Total liabilities and shareholders' equity ....   $ 7,458,879   $ 6,808,504

                                                       ===========   ===========
Condensed  Statements of Income
-------------------------------
                                                        Years Ended December 31,
                                                       -------------------------
                                                           1997          1996
                                                       -----------   -----------
Income
  Dividends from Bank ..............................   $   650,000   $   458,000
  Interest income ..................................         1,338         5,859
                                                       -----------   -----------
                                                           651,338       463,859
Expenses ...........................................        29,671        23,250
                                                       -----------   -----------
Income before income tax benefit
  and equity  in undistributed income of Bank ......       621,667       440,609
Income tax benefit .................................        10,000         7,000
                                                       -----------   -----------
Income before equity in undistributed
  income of Bank ...................................       669,667       447,609
Equity in undistributed income of Bank .............       526,099       573,714
                                                       -----------   -----------
Net income .........................................   $ 1,157,766   $ 1,021,323
                                                       ===========   ===========

                 BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================

Condensed Statements of Cash Flows
----------------------------------
                                                        Years Ended December 31,
                                                       -------------------------
                                                           1997          1996
                                                       -----------   -----------
Operating Activities
   Net income ......................................   $ 1,157,766   $ 1,021,323
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Equity in undistributed income of Bank ......      (526,099)     (573,714)
       Net (increase) in other assets ..............       ( 3,000)       (5,422)
                                                       -----------   -----------
          Net cash provided by operating activities        628,667       442,187
                                                       -----------   -----------
Investing Activities
  Purchase of land .................................                    (301,494)
          Net cash (used) for investing activities .                    (301,494)
                                                       -----------   -----------
Financing Activities
  Purchase of treasury stock .......................      (200,250)     (250,800)
  Exercise of stock options       ..................        62,760
  Dividends paid ...................................      (428,704)     (354,591)
                                                       -----------   -----------
          Net cash (used) for financing activities .      (566,194)     (605,391)
                                                       -----------   -----------
Increase (decrease) in cash ........................        62,473      (464,698)
Cash - beginning of year ...........................        49,667       514,365
                                                       -----------   -----------
Cash - end of year .................................   $   112,140   $    49,667
                                                       ===========   ===========



20. SUBSEQUENT EVENT

    On February 10, 1998, the Company signed a definitive agreement to merge with The Savannah Bancorp, Inc., a bank holding company that owns The Savannah Bank located in Savannah, Georgia. This merger would result in The Savannah Bancorp, Inc. acquiring all of the Company's outstanding stock in a business combination accounted for as a pooling of interest. Upon consummation of this merger, which is subject to regulatory and shareholder approvals, shareholders of the Company would receive 1.85 shares of stock in The Savannah Bancorp, Inc. in exchange for each share of the Company's stock.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BRYAN BANCORP OF GEORGIA, INC.


Date: March 6, 1998          By:  /s/ E. James Burnsed
      -------------               ----------------------------------------------
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

SIGNATURES                               TITLE                       DATE
----------                               -----                       ----


/s/ E. James Bunsed             President, Chief Executive         March 6, 1998
-------------------------                                          -------------
E. James Burnsed                Officer and Director



/s/ J. Carl Cox, Jr.                   Director                    March 6, 1998
-------------------------                                          -------------
J. Carl Cox, Jr.



/s/ L. Carlton Gill                    Director                    March 6, 1998
-------------------------                                          -------------
L. Carlton Gill



/s/ Jonh R. Harvey                     Director                    March 6, 1998
-------------------------                                          -------------
John R. Harvey



/s/ Thomas A. Lancaster                Director                    March 6, 1998
-------------------------                                          -------------
Thomas A. Lancaster



/s/ Juanita B. Phillips                Director                    March 6, 1998
-------------------------                                          -------------
Juanita B. Phillips



/s/ James T. Roberts, Sr.              Director                    March 6, 1998
-------------------------                                          -------------
James T. Roberts, Sr.



                       (SIGNATURES CONTINUED ON NEXT PAGE)

SIGNATURES                               TITLE                       DATE
----------                               -----                       ----




/s/ James W. Royal                Secretary and Director           March 6, 1998
-------------------------                                          -------------
James W. Royal



/s/ Jimmy F. Sommers                   Director                    March 6, 1998
-------------------------                                          -------------
Jimmy F. Sommers



/s/ Charles L. Stafford            Chairman of the Board           March 6, 1998
-------------------------                                          -------------
Charles L. Stafford



/s/ Robert T. Thompson                 Director                    March 6, 1998
-------------------------                                          -------------
Robert T. Thompson





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing if this report, and the Registrant shall furnish copies of such material to the Commission when they are sent to security holders.