Form 10QSB
period 1998-03-31
BRYAN BANCORP OF GEORGIA INC
filed 1998-05-15
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1998


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

       Common Stock, $1.00 Par Value - 506,508 shares as of May 11, 1998
       -----------------------------------------------------------------


Transitional Small Business Disclosure Format:
              Yes                                     No    X
                   -----                                  -----

                               Page 1 of 11 Pages

                                      INDEX



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY





PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet - March 31, 1998

          Consolidated Statements of Income and Comprehensive Income - Three
            Months Ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows - Three Months Ended March 31,
            1998 and 1997

          Notes to Consolidated Financial Statements - March 31, 1998

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                 March 31, 1998
                                                                ----------------
ASSETS
Cash and due from banks                                             $ 3,388,764
Interest-bearing deposits with other banks                              495,000
Federal funds sold                                                    2,290,000
Investment securities available for sale                              8,928,534
Investment securities held to maturity (estimated market
  value of $3,991,465 )                                               3,863,684
Loans                                                                48,996,679
Less allowance for loan losses                                         (625,255)
                                                                ----------------
          Loans, net                                                 48,371,424
Interest receivable                                                     467,141
Premises and equipment, net                                           1,196,411
Other assets                                                            255,262
                                                                ----------------
Total assets                                                       $ 69,256,220
                                                                ================

LIABILITIES
Deposits:
  Noninterest-bearing                                               $ 9,128,632
  Interest-bearing                                                   48,285,640
                                                                ----------------
          Total deposits                                             57,414,272
Federal Home Loan Bank advances                                       3,583,750
Other borrowed funds                                                    100,000
Interest payable                                                        177,711
Dividends payable                                                       506,508
Other liabilities                                                       164,649
                                                                ----------------
          Total liabilities                                          61,946,890
                                                                ----------------

SHAREHOLDERS' EQUITY
  Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 532,258 shares                                               532,258
  Additional paid-in capital                                          5,052,465
  Retained earnings                                                   2,246,561
  Accumulated other comprehensive income (loss)                            (604)
                                                                ----------------
                                                                      7,830,680
  Less 25,750 shares of treasury stock- at cost                        (521,350)
                                                                ----------------
          Total shareholders' equity                                  7,309,330
                                                                ----------------
Total liabilities and shareholders' equity                         $ 69,256,220
                                                                ================

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (UNAUDITED)

--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     1998               1997
                                                 ------------       ------------
INTEREST INCOME:
  Loans                                          $ 1,250,907        $ 1,120,321
  Investment securities:
    Taxable                                          136,293             90,621
    Tax-exempt                                        43,617             38,686
  Federal funds sold                                  24,146             29,039
  Deposits in other banks                              9,921                171
                                                 ------------       ------------
          Total interest income                    1,464,884          1,278,838
                                                 ------------       ------------
INTEREST EXPENSE:
  Deposits                                           574,444            501,654
  Federal Home Loan Bank advances                     38,754              6,856
  Other borrowed funds                                 6,029                931
                                                 ------------       ------------
          Total interest expense                     619,227            509,441
                                                 ------------       ------------

NET INTEREST INCOME                                  845,657            769,397
PROVISION FOR LOAN LOSSES                             45,000             45,000
                                                 ------------       ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                    800,657            724,397
                                                 ------------       ------------
NONINTEREST INCOME:
  Service charges on deposit accounts                 79,009             93,460
  Mortgage origination fees                           59,760             17,853
  Other service charges and fees                      26,063             25,320
  Net realized loss on sales of available
    for sale securities                                                    (675)
  Gain on sale of property                            57,401
  Other                                               35,506             50,255
                                                 ------------       ------------
                                                     257,739            186,213
                                                 ------------       ------------
NONINTEREST EXPENSES:
  Salaries and employee benefits                     341,452            283,061
  Occupancy                                           20,848             22,187
  Equipment and data processing                       55,315             45,824
  Other                                              195,247            170,454
                                                 ------------       ------------
                                                     612,862            521,526
                                                 ------------       ------------
INCOME BEFORE INCOME TAXES                           445,534            389,084
PROVISION FOR INCOME TAXES                           136,600            117,560
                                                 ------------       ------------
NET INCOME                                         $ 308,934          $ 271,524
                                                 ============       ============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                           5,805            (21,345)
     Less reclassification adjustment for losses
       included in net income                              0                425
                                                 ------------       ------------
     Other comprehensive income (loss)                 5,805             20,920)
                                                 ------------       ------------
Comprehensive income                               $ 314,739          $ 250,604
                                                 ============       ============

Basic earnings per share                              $ 0.61             $ 0.54
Diluted earnings per share                            $ 0.59             $ 0.53

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                             March 31,
                                                                   ------------------------------
                                                                       1998             1997
                                                                   -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                          $ 308,934        $ 271,524
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation                                                      31,776           21,024
       Amortization and accretion, net                                      302              866
       Provision for loan losses                                         45,000           45,000
       Net realized loss on available for sale securities                                    675
       Gain on sale of property                                         (57,401)
       Changes in:
          Interest receivable                                           (16,277)             486
          Other assets                                                  (24,507)          52,577
          Interest payable                                              (32,579)         (37,539)
          Other liabilities                                              36,224           81,083
                                                                   -------------    -------------
              Net cash provided by operating activities                 291,472          435,696
                                                                   -------------    -------------

INVESTING ACTIVITIES:
  Net decrease in time deposits in other banks                          495,000
  Net (increase) decrease in federal funds sold                      (2,252,000)       4,180,000
  Proceeds from sale of investment securities:
    Available for sale securities                                                        199,250
 Proceeds from maturities of investment securities:
    Available for sale securities                                     2,335,714        1,016,733
  Purchase of investment securities:
    Available for sale securities                                    (1,950,000)      (1,698,203)
    Held to maturity securities                                        (515,900)         (23,500)
  Net increase in loans                                                (802,802)      (1,522,936)
  Proceeds from sale of property                                        358,896
  Additions to premises and equipment                                   (36,019)         (20,817)
                                                                   -------------    -------------
              Net cash used for investing activities                 (2,367,111)       2,130,527
                                                                   -------------    -------------

FINANCING ACTIVITIES:
  Net increase (decrease) deposits                                    1,434,187       (1,794,990)
  Proceeds from Federal Home Loan Advances                            2,000,000
  Repayment of Federal Home Loan Bank advances                           (6,250)
  Net increase (decrease) in other borrowings                           (30,000)          74,172
  Exercise of stock options                                              39,720
  Acquisition of treasury stock                                         (12,500)          (4,000)
                                                                   -------------    -------------
           Net cash provided (used) by financing activities           3,425,157       (1,724,818)
                                                                   -------------    -------------

Increase in cash and cash equivalents                                1,349,518          841,405

Cash and cash equivalents - beginning                                 2,039,246        2,296,408
                                                                   -------------    -------------
Cash and cash equivalents - ending                                 $  3,388,764     $  3,137,813
                                                                   =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Income Taxes                                                    $    140,500     $    115,000
                                                                   =============    =============
   Interest                                                        $    651,806     $    546,980
                                                                   =============    =============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                 MARCH 31, 1998




     NOTE  1 -  BASIS  OF  PRESENTATION
     ----------------------------------

     The accompanying unaudited financial statements of Bryan Bancorp of Georgia, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1997.

     Certain amounts in the quarter ended March 31, 1997 consolidated financial statements have been reclassified to conform to the quarter ended March 31, 1998 presentation.

     NOTE 2 - EARNINGS PER SHARE
     ---------------------------

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

     Earnings per share amounts for 1997 have been restated to give effect to the application of this new standard.

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                    Quarter Ended March 31,
                                                   ------------------------
                                                      1998           1997
                                                   ------------------------
Income available to common shareholders:
   Used in basic earnings per share                $ 308,934      $ 271,524
                                                   =========     ==========
   Used in diluted earnings per share              $ 308,934      $ 271,524
                                                   =========     ==========
Weighted average number of common
  shares used in basic earnings per share            502,541        504,480
Effect of dilutive securities:
   Stock options                                      17,000         12,129
                                                   ---------     ----------
Weighted average number of common
   and dilutive potential common shares
   used in diluted earnings per share                519,541        516,609
                                                   =========     ==========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                 MARCH 31, 1998



    NOTE 3 - MERGER
    ---------------

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

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operation
              --------------------


Liquidity and Capital Resources

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

The company meets most of its daily liquidity needs through the management of cash and federal funds sold. The company continues in a liquid position with approximately $2.3 million invested in daily federal funds sold and approximately $3.4 million in cash and due from banks at March 31, 1998. As a result of increase in deposits and long term borrowings from the Federal Home Loan Bank, the company's cash and cash equivalents plus federal funds sold increased approximately $3.6 million at March 31, 1998 compared to December 31, 1997.

Management monitors the company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and, at the same time, maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawal of deposits.

The company has the ability on a short-term basis to borrow funds from other financial institutions. In addition to a credit line with the Federal Home Loan Bank which allows advances up to seventy-five percent of the book value of one-to-four family first mortgage loans, the company has federal funds line of credit arrangements aggregating $4 million.

There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the company's liquidity increasing or decreasing in any material way.

The company's total assets increased from $65.5 million at December 31, 1997 to $69.3 million at March 31, 1998, representing an increase of $3.8 million or 5.8%. Loans increased $.8 million or 1.7% and deposits increased $1.4 million or 2.6% during the first quarter of 1998.

Shareholder's equity at March 31, 1998 was $7.3 million or 10.55% of total assets. The company declared a $1.00 per share cash dividend during the first quarter of 1998, payable April 1, 1998 to shareholders of record as of March 21, 1998.

The company repurchased 500 shares of its own common stock during the first quarter of 1998 at a cost of $25 per share. There were 4,000 stock options exercised during the quarter at a price of $9.93 per share. Management anticipates that capital will be adequate to sustain the company's anticipated 1998 growth.

The company's capital is in excess of the applicable regulatory requirements. At March 31, 1998 the company's leverage ratio was 10.95% and its tier 1 and total risk-based capital ratios were 14.77% and 16.02% respectively

Results of Operation

Net interest income for the first quarter of 1998 was $845,657, up approximately $76,260 or 9.91% over the same quarter of 1997. This increase is primarily attributable to the growth of the loan portfolio. Management anticipates that demand for loans will continue strong throughout the remainder of 1998.

Non-interest income totaled $257,739 for the quarter ended March 31, 1998 compared to approximately $186,213 for the same quarter in 1997. This increase of approximately $71,526 is due primarily to increase in mortgage loan origination fees of approximately $42,000 and gain on sale of property of $57,000. Service fees on deposit activity decreased approximately $14,000 as a result of a decrease in NSF charges.

Non-interest expenses total $612,862 for the quarter ended March 31, 1998 compared to $521,526 for the same quarter in 1997. This increase of $91,336 or 17.5% is due primarily to an increase in salaries and employee benefits. The company's efficiency ratio (non-interest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 58% for the first quarter of 1998 as compared to 57% for the first quarter of 1997.

Net income for the quarter ended March 31, 1998 was $308,934, an increase of 13.8% compared to $271,524 for the same period in 1997.

PART II. - OTHER INFORMATION


              Item 6.  Exhibits and Reports on Form 8-K
                       --------------------------------

                    (a) Exhibits:
                          No. 2 Agreement and Plan of Merger, dated as of February 11, 1998, by and between Bryan Bancorp of Georgia, Inc. and The Savannah Bancorp, Inc.(included as exhibit 2 to the Registrant's Form 8-K/A filed on March 3, 1998 and incorporated by reference herein).

                          No. 27      Financial Data Schedules (SEC use only)

                      (b) Reports on Form 8-K:

                           The Registrant filed a current report on Form 8-K on February 27, 1998, listing under item five thereof the joint announcement that the Registrant and The Savannah Bancorp, Inc. had entered into a definitive agreement and plan of merger of Registrant into The Savannah Bancorp, Inc. Attached to that filing as
                           Exhibit 99 was a news release making that announcement. On March 3, 1998, Registrant filed its first amendment to the February 27, 1998 Form 8-K on Form 8-K/A for the purpose of including as an additional Exhibit No. 2, under item 7 of Form 8-K/A, the Agreement of Merger by and between the Registrant and The Savannah Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BRYAN BANCORP OF GEORGIA, INC.




    Date:  May 11, 1998               By: /s/ E. James Burnsed
           ------------                   --------------------
                                          E. James Burnsed,
                                          President and Chief Executive Officer