Form 10QSB
period 1998-06-30
BRYAN BANCORP OF GEORGIA INC
filed 1998-07-27
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1998


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

       Common Stock, $1.00 Par Value - 506,508 shares as of July 20, 1998
       ------------------------------------------------------------------


Transitional Small Business Disclosure Format:
              Yes                                     No    X
                   -----                                  -----

                               Page 1 of 11 Pages
                         Exhibit Index - Not Applicable

                                      INDEX



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY





PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet - June 30, 1998

          Consolidated Statements of Income and Comprehensive Income - Three
            Months Ended June 30, 1998 and 1997; Six Months Ended June 30, 1998 and 1997

          Consolidated Statements of Cash Flows - Three Months Ended June 30,
            1998 and 1997; Six Months Ended June 30, 1998 and 1997

          Notes to Consolidated Financial Statements - June 30, 1998

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)

--------------------------------------------------------------------------------

                                                                   June 30, 1998
                                                                 ---------------
ASSETS
Cash and due from banks                                             $ 2,601,757
Federal funds sold                                                    2,940,000
Investment securities available for sale                              8,024,509
Investment securities held to maturity (estimated market
  value of $3,976,465)                                                3,863,065
Loans                                                                52,186,271
Less allowance for loan losses                                         (586,106)
                                                                 ---------------
          Loans, net                                                 51,600,165
Interest receivable                                                     520,116
Premises and equipment, net                                           1,197,936
Other assets                                                            295,073
                                                                 ---------------
Total assets                                                       $ 71,042,621
                                                                 ===============

LIABILITIES
Deposits:
  Noninterest-bearing                                              $ 10,242,778
  Interest-bearing                                                   49,265,004
                                                                 ---------------
          Total deposits                                             59,507,782
Federal Home Loan Bank advances                                       3,532,500
Other borrowed funds                                                    100,000
Interest payable                                                        176,310
Other liabilities                                                       106,427
                                                                 ---------------
          Total liabilities                                          63,423,019
                                                                 ---------------

SHAREHOLDERS' EQUITY
  Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 532,258 shares                                               532,258
  Additional paid-in capital                                          5,052,465
  Retained earnings                                                   2,557,570
  Accumulated other comprehensive income (loss)                          (1,341)
                                                                 ---------------
                                                                      8,140,952
  Less 25,750 shares of treasury stock- at cost                        (521,350)
                                                                 ---------------
          Total shareholders' equity                                  7,619,602
                                                                 ---------------
Total liabilities and shareholders' equity                         $ 71,042,621
                                                                 ===============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                   ------------------------------------------------------
                                                      1998         1997             1998          1997
                                                   ----------   -----------     -----------   -----------
INTEREST INCOME:
  Loans                                           $ 1,304,809   $ 1,186,850     $ 2,555,716   $ 2,307,171
  Investment securities:
    Taxable                                           133,931       108,828         273,462       199,449
    Tax-exempt                                         45,703        38,936          86,082        77,622
  Federal funds sold                                   39,497        16,332          63,643        45,371
  Deposits in other banks                               8,451           538          18,372           709
                                                  -----------   -----------     -----------   -----------
          Total interest income                     1,532,391     1,351,484       2,997,275     2,630,322
                                                  -----------   -----------     -----------   -----------
INTEREST EXPENSE:
  Deposits                                            581,838       517,616       1,156,282     1,019,270
  Federal Home Loan Bank advances                      54,164        12,185          92,918        19,041
  Other borrowed funds                                  3,516         1,617           9,545         2,548
                                                  -----------   -----------     -----------   -----------
                                                      639,518       531,418       1,258,745     1,040,859
                                                  -----------   -----------     -----------   -----------
NET INTEREST INCOME                                   892,873       820,066       1,738,530     1,589,463
                                                  -----------   -----------     -----------   -----------
PROVISION FOR LOAN LOSSES                              45,000        45,000          90,000        90,000
                                                  -----------   -----------     -----------   -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                     847,873       775,066       1,648,530     1,499,463

NONINTEREST INCOME:
  Service charges on deposit accounts                  76,120        85,356         155,129       178,816
  Loan servicing fees                                  63,369        27,715         123,129        45,568
  Other service charges and fees                       34,014        25,687          60,077        51,007
  Net realized gain (loss) on sales of available
    for sale securities                                 1,158                         1,158          (675)
  Gain on sale of property                                                           57,401
  Other                                                35,332        36,731          70,838        86,986
                                                  -----------   -----------     -----------   -----------
                                                      209,993       175,489         467,732       361,702
                                                  -----------   -----------     -----------   -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits                      346,541       284,822         687,993       567,883
  Occupancy                                            24,000        23,652          44,848        45,839
  Equipment and processing expense                     55,736        45,103         111,051        90,927
  Other                                               157,880       143,114         353,127       313,568
                                                  -----------   -----------     -----------   -----------
                                                      584,157       496,691       1,197,019     1,018,217
                                                  -----------   -----------     -----------   -----------
INCOME BEFORE INCOME TAXES                            473,709       453,864         919,243       842,948
PROVISION FOR INCOME TAXES                            162,700       163,090         299,300       280,650
                                                  -----------   -----------     -----------   -----------
NET INCOME                                            311,009       290,774         619,943       562,298
                                                  -----------   -----------     -----------   -----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized gains (losses) on  securities:
     Unrealized holding gains (losses)
       arising during the period                          (42)       31,092           5,763         9,767
     Less reclassification adjustment for
      (gains) losses included in net income              (695)                         (695)          405
                                                  -----------   -----------     -----------   -----------
   Other comprehensive income (loss)                     (737)       31,092           5,068        10,172
                                                  -----------   -----------     -----------   -----------
COMPREHENSIVE INCOME                                $ 310,272     $ 321,866       $ 625,011     $ 572,470
                                                  ===========   ===========     ===========   ===========

Basic earnings per share                               $ 0.62        $ 0.58          $ 1.23        $ 1.11
                                                  ===========   ===========     ===========   ===========
Diluted earnings per share                             $ 0.60        $ 0.56          $ 1.20        $ 1.08
                                                  ===========   ===========     ===========   ===========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

------------------------------------------------------------------------

                                                                          Six Months Ended
                                                                               June 30,
                                                                     --------------------------
                                                                          1998          1997
                                                                     -----------    -----------
OPERATING ACTIVITIES:
  Net income                                                         $   619,943    $   562,298
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation                                                       65,559         59,657
       Amortization and accretion, net                                     2,064          1,765
       Provision for loan losses                                          90,000         90,000
       Gain on sale of property                                          (57,401)
       Net realized (gain) loss on available for sale securities          (1,158)           675
       Changes in:
          Interest receivable                                            (67,854)       (67,236)
          Other assets                                                   (63,827)        67,790
          Interest payable                                               (33,980)       (14,663)
          Other liabilities                                              (21,998)        69,061
                                                                     -----------   ------------
              Net cash provided by operating activities                  531,348        769,347
                                                                     -----------   ------------

INVESTING ACTIVITIES:
  Net decrease in time deposits in other banks                           990,000
  Net (increase) decrease in federal funds sold                       (2,902,000)     5,280,000
  Proceeds from sale of investment securities:
    Available for sale securities                                      1,107,750        199,250
  Proceeds from maturities of investment securities:
    Available for sale securities                                      2,881,487      1,268,290
  Purchase of investment securities:
    Available for sale securities                                     (2,702,109)    (3,448,203)
    Held to maturity securities                                         (515,900)      (223,500)
  Net increase in loans                                               (4,076,543)    (3,628,403)
  Proceeds from sale of property                                         358,896
  Additions to premises and equipment                                    (71,327)       (39,902)
                                                                     -----------   ------------
              Net cash used for investing activities                  (4,929,746)      (592,468)
                                                                     -----------   ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                             3,527,697        152,618
  Federal Home Loan Bank advance proceeds                              2,000,000        150,000
  Repayment of Federal Home Loan Bank advances                           (57,500)      (170,000)
  Net increase (decrease) in other borrowings                            (30,000)       460,449
  Dividends paid                                                        (506,508)      (428,704)
  Exercise of stock options                                               39,720
  Acquisition of treasury stock                                          (12,500)        (4,000)
                                                                     -----------   ------------
              Net cash provided by financing activities                4,960,909        160,363
                                                                     -----------   ------------
Increase in cash and cash equivalents                                    562,511        337,242

Cash and cash equivalents - beginning                                  2,039,246      2,296,408
                                                                     -----------   ------------
Cash and cash equivalents - ending                                   $ 2,601,757   $  2,633,650
                                                                     ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes                                                $   255,500   $    244,199
                                                                     ===========   ============
         Interest                                                    $ 1,292,725   $  1,055,522
                                                                     ===========   ============



         NOTE 1 - BASIS OF PRESENTATION
         The accompanying unaudited financial statements of Bryan Bancorp of Georgia, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1997.

         Certain amounts in the consolidated financial statements for the six month and three month periods ended June 30, 1997 have been reclassified to conform to the six month and three month periods ended June 30, 1998 presentation.


         NOTE 2 - EARNINGS PER SHARE
         Earnings per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" issued by the Financial Accounting Standards Board. SFAS No. 128 requires presentation of earnings per share on a basic computation and a diluted computation. The basic computation divides net income by only the weighted average number of common shares outstanding for the year and the diluted computation gives effect to all diluted common shares that were outstanding during the year.

         Earnings per share amounts for the six month and three month periods ended June 30, 1997 have been restated to give effect to the application of this new standard.

         The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                  ---------------------------------------------------------
                                                      1998          1997              1998          1997
                                                  ----------     ---------         ---------     ----------
Income available to common shareholders:
   Used in basic earnings per share                $ 311,009     $ 290,774         $ 619,943     $ 562,298
                                                   =========     =========         =========     =========
   Used in diluted earnings per share              $ 311,009     $ 290,774         $ 619,943     $ 562,298
                                                   =========     =========         =========     =========
Weighted average number of common
  shares used in basic earnings per share            502,525       504,419           502,525       504,419
Effect of dilutive securities:
   Stock options                                      15,543        15,702            15,543        15,702
                                                   ---------     ---------         ---------     ---------
Weighted average number of common
   and dilutive potential common shares
   used in diluted earnings per share                518,068       520,121           518,068       520,121
                                                   =========     =========         =========     =========


         NOTE 3 - ACCOUNTING CHANGE
         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources.

         NOTE 4 - MERGER
         On February 10, 1998, the Company signed a definitive agreement to merge with The Savannah Bancorp, Inc., a bank holding company that owns The Savannah Bank located in Savannah, Georgia. This merger would result in The Savannah Bancorp, Inc. acquiring all of the Company's outstanding stock in a business combination accounted for as a pooling of interest. Upon consummation of this merger, which is subject to regulatory and shareholder approvals, shareholders of the Company would receive 1.85 shares of stock in The Savannah Bancorp, Inc. in exchange for each share of the Company's stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


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

The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. The Company continues in a liquid position at June 30, 1998, with $2.9 million invested in daily federal funds sold and $2.6 million in cash and due from banks. The Company's cash and cash equivalents plus federal funds sold increased by approximately $3.5 million at June 30, 1998 compared to December 31, 1997. This increase was due primarily from matured certificate of deposits with other banks of approximately $1.0 million; increase in borrowings from the Federal Home Loan Bank of approximately $1.9 million and a decrease in investment securities of approximately $.8 million.

Management monitors the company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and, at the same time, maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawal of deposits.

The Company has the ability on a short-term basis to borrow funds from other financial institutions. In addition to a credit line with the Federal Home Loan bank which allows advances up to seventy-five percent of the book value of one-to-four family first mortgage loans, the Company has federal funds line of credit arrangements aggregating $4 million. As of June 30, 1998, the Company had borrowed approximately $3.5 million on its credit line with the Federal Home Loan Bank.

There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Company's total assets increased from $65.5 million at December 31, 1997 to $71 million at June 30, 1998, representing an increase of $5.5 million or 8.4%. Loans increased $4 million or 8.3% during the first six months of 1998 and deposits increased $3.5 million or 6.3%.

Shareholders' equity at June 30, 1998 was $7.6 million or 10.7% of total assets. The Company paid a cash dividend of $1.00 per share during the first six months of 1998. The company also repurchased 500 shares of its own common stock during the first six months of 1998 at a cost of $25 per share. There were 4,000 stock options exercised during the first six months at a price of $9.93 per share. Management anticipates that capital will be adequate to sustain the Company's anticipated 1998 growth.

The Company's capital is in excess of the applicable regulatory requirements. At June 30, 1998 the Company's leverage ratio was 10.68% and its tier 1 and total risk-based capital ratios were 13.89% and 14.98%, respectively.


Results of Operations

Net interest income increased in the second quarter of 1998 by $72,800 or 8.9% over the same quarter in 1997. For the six months ended June 30, 1998, net interest income was up approximately $149,000 or 9.4% over the same period of 1997. This increase is primarily attributable to the growth of the loan portfolio. Management anticipates that demand for loans will continue strong throughout the remainder of 1998.

Non-interest income increased in the second quarter of 1998 approximately $35,000 or 19.9% over the same quarter of 1997. For the six months ended June 30, 1998, non-interest income was up $106,000 or 29.3% over the same six months of 1997. This increase during the first six months is primarily attributable to increase in mortgage loan origination fees of approximately $77,000 and gain on sale of property of $57,000. Service fees on deposit activity decreased approximately $24,000 as a result of a decrease in NSF charges.

Non-interest expenses totaled approximately $584,000 for the quarter ended June 30, 1998 compared to approximately $497,000 for the same quarter in 1997. For the six months ended June 30, 1998, non-interest expenses totaled approximately $1,197,000, compared to approximately $1,018,000 during the same six months of 1997. This increase of 17.6% in the first six months is due primarily to an increase in salaries and employee benefits. The Company's efficiency ratio (non-interest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 57% for the first six months of 1998 as compared to 55% for the first six months of 1997.

Net income for the quarter ended June 30, 1998 was $311,009 or 7% increase compared to $290,774 for the same period in 1997. For the six months ended June 30, 1998, net income was $619,943 which is a 10.3% increase over the same period in 1997.

PART II. - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
        --------------------------------
    (a) Exhibits:

          No. 27     Financial Data Schedules (SEC use only)

    (b) Reports on Form 8-K:

           No report on Form 8-K was filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BRYAN BANCORP OF GEORGIA, INC.




Date:  July 20, 1998                   By: /s/ E. James Burnsed
       -------------                       --------------------
                                           E. James Burnsed,
                                           President and Chief Executive Officer