Form 10QSB/A
period 1998-06-30
BRYAN BANCORP OF GEORGIA INC
filed 1998-09-29
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A

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

The provision for loan losses was $90,000 for six months ended June 30, 1998 and 1997 or .18% of average loans outstanding at June 30, 1998, compared to .20% of average loans outstanding at June 30, 1997. Net charge-offs during the second quarter of 1998 were $84,149 up $76,767 from the same period in 1997. Net charge-offs for the six months ended June 30, 1998 were $87,326 or .18% of average outstanding loans, compared to $36,045 or .08% of average outstanding loans for the same period in 1997.

The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in this assessment are past loss experience, known and inherent risks in the loan portfolio, current and anticipated economic conditions and other pertinent factors.


Nonperforming Assets
--------------------
                                          6/30/98    12/31/97
                                          --------   --------

Nonaccrual loans                          $284,000   $304,000
Restructured loans                             -0-        -0-
                                          --------   --------
 Total nonperforming loans                $284,000   $304,000
Foreclosed real estate                         -0-        -0-
                                          --------   --------
 Total nonperforming assets               $284,000   $304,000
                                          ========   ========
Accruing loans past due 90 days or more    $20,000     $8,000
                                          ========   ========


Nonperforming loans to total loans             .54        .63
                                          ========   ========
Allowance for loan losses times
     nonperforming loans                      2.06       1.92
                                          ========   ========

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

                         BRYAN BANCORP OF GEORGIA, INC.




Date:  September 29, 1998              By: /s/ E. James Burnsed
       ------------------                  --------------------
                                           E. James Burnsed,
                                           President and Chief Executive Officer