Form 10KSB/A
period 1997-12-31
BRYAN BANCORP OF GEORGIA INC
filed 1998-10-08
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

The provision for loan losses was $180,000 for 1997 or .40% of average outstanding loans, compared to $90,000 or .23% of average outstanding loans for 1996. Net charge-offs for 1997 totaled $51,388 or .11% of average outstanding loans, compared to $62,842 or .16% of average outstanding loans for 1996.

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

                                              Due in 1      Due in 1     Due After
                                           Year or Less    To 5 Years     5 years        Total
                                           ------------   -----------   -----------   -----------
   Commercial, financial and agricultural  $  3,205,163   $ 3,351,121   $    69,413   $ 6,625,697
   Real estate construction .............     7,489,614        50,629                   7,540,243
                                           ------------   -----------   -----------   -----------
     Total ..............................  $ 10,694,777   $ 3,401,750   $    69,413   $14,165,940
                                           ------------   -----------   -----------   -----------

Loans due after 1 year with predetermined interest rates  $   709,154                 $   709,154
Loans due after 1 year with floating rates                  2,692,596   $    69,413     2,762,009
                                                          -----------   -----------    ----------
                                                          $ 3,401,750   $    69,413   $ 3,471,163
                                                          -----------   -----------    ----------

The following table summarizes nonaccrual, past due and restructured loans as of December 31, 1997 and 1996:

                                                             1997          1996
                                                          -----------   -----------
Nonaccrual loans                                          $   304,000   $    56,000
Restructured loans                                                  0             0
                                                          -----------   -----------
Total nonperforming loans                                 $   304,000   $    56,000
                                                          ===========   ===========
Accruing loans past due 90 days or more                   $     8,000   $     3,000
                                                          ===========   ===========
Nonperforming loans to total loans                               .63%          .13%
                                                          ===========   ===========
Allowance for loan losses times nonperforming loans             1.92           8.12
                                                          ===========   ===========

Accrual of interest is discontinued on a loan when management of the Bank determines, upon consideration of economic and business factors affecting collection efforts, that collection of principal and interest is doubtful.

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

    Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amounts adjusted for any charge-offs, the allowance for possible loan losses, and any deferred fees or costs.

    The Bank has adopted Statement of Financial Accounting Standards No. 114 (as amended by No.118), "Accounting by Creditors for Impairment of a Loan." SFAS 114 establishes the acccounting by creditors for impairment of loans by specifying how allowances for credit losses related to certain loans should be determined. This statement also addressses the accounting by creditors for certain loans that are restructured in a troubled debt restructuring.

    The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due (principal and interest) according to the original terms of the loan agreement. Major risk classifications considered by the Company in identifying loans that are to be evaluated for impairment include; loans on nonaccrual, loans with a repeated history of collection problems, troubled debt restructured loans, large loans 90 days past due and loans with adverse classifications by management and regulatory authorities. The Company considers residential mortgage loans and consumer loans, including home equity lines of credit, to be small balance homogeneous loans.

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

================================================================================


    These loan categories are collectively evaluated for impairment. Commercial business and real estate loans are individually measured for impairment based on the present value of future cash flows discounted at the loan's effective interest rate, except that all collateral dependent commercial loans are measured for impairment based on observable market price or fair value of the collateral. Loans past due 30 days or less as to principal and interest or having a shortfall in the amount of payment of less than 5% of the required principal and interest payment are considered by the Company to be insignificant and not impaired.

    If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognized an impairment through an allocation in its allowance for loan losses. The allowance for loan losses is increased by charges to income and decreased by loan charge-offs (net of recoveries). The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of the underlying collateral, current economic conditions, and other pertinent factors.

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


                             BRYAN BANCORP OF GEORGIA, INC.


Date: October 8, 1998         By: /s/ E. James Burnsed
      ---------------             ----------------------------------------------
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

SIGNATURES                               TITLE                       DATE
----------                               -----                       ----


/s/ E. James Bunsed             President, Chief Executive       October 8, 1998
-------------------------                                        ---------------
E. James Burnsed                Officer and Director



                                       Director
-------------------------                                        ---------------
J. Carl Cox, Jr.



/s/ L. Carlton Gill                    Director                  October 8, 1998
-----------------------                                          ---------------
L. Carlton Gill



                                       Director
-------------------------                                        ---------------
John R. Harvey



/s/ Thomas A. Lancaster                Director                  October 8, 1998
-------------------------                                        ---------------
Thomas A. Lancaster



                                       Director
-------------------------                                        ---------------
Juanita B. Phillips



                                       Director
-------------------------                                        ---------------
James T. Roberts, Sr.



                       (SIGNATURES CONTINUED ON NEXT PAGE)

SIGNATURES                               TITLE                       DATE
----------                               -----                       ----




/s/ James W. Royal                Secretary and Director         October 8, 1998
-------------------------                                        ---------------
James W. Royal



/s/ Jimmy F. Sommers                   Director                  October 8, 1998
-------------------------                                        ---------------
Jimmy F. Sommers



/s/ Charles L. Stafford            Chairman of the Board         October 8, 1998
-------------------------                                        ---------------
Charles L. Stafford



                                       Director
-------------------------                                        ---------------
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