Form 10QSB
period 1998-09-30
BRYAN BANCORP OF GEORGIA INC
filed 1998-11-16
CIK 850210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998


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

      Common Stock, $1.00 Par Value - 506,508 shares as of November 9, 1998
      ---------------------------------------------------------------------


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

                                      INDEX



                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY





PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet - September 30, 1998

          Consolidated Statements of Income and Comprehensive Income -
            Three Months Ended September 30, 1998 and 1997;
            Nine Months Ended September 30, 1998 and 1997

          Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1998 and 1997;
            Nine Months Ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements - September 30, 1998

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                 BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)

--------------------------------------------------------------------------------

                                                              September 30, 1998
                                                              ------------------
ASSETS
Cash and due from banks ......................................     $  2,870,933
Federal funds sold ...........................................       10,100,000
Investment securities available for sale .....................        8,721,166
Investment securities held to maturity (estimated market
  value of $4,014,059) .......................................        3,863,855
Loans ........................................................       52,563,961
Less allowance for loan losses ...............................         (630,116)
                                                                   ------------
          Loans, net .........................................       51,933,845
Interest receivable ..........................................          519,380
Premises and equipment, net ..................................        1,271,277
Other assets .................................................          259,108
                                                                   ------------
Total assets .................................................     $ 79,539,564
                                                                   ============


LIABILITIES
Deposits:
  Noninterest-bearing ........................................     $  8,856,762
  Interest-bearing ...........................................       58,821,134
                                                                   ------------
          Total deposits .....................................       67,677,896
Federal Home Loan Bank advances ..............................        3,501,250
Other borrowed funds .........................................           44,593
Interest payable .............................................          160,649
Other liabilities ............................................          251,095
                                                                   ------------
          Total liabilities ..................................       71,635,483
                                                                   ------------

SHAREHOLDERS' EQUITY
  Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued 532,258 shares ....................................          532,258
  Additional paid-in capital .................................        5,052,465
  Retained earnings ..........................................        2,820,127
  Accumulated other comprehensive income .....................           20,581
                                                                   ------------
                                                                      8,425,431
  Less 25,750 shares of treasury stock- at cost ..............         (521,350)
                                                                   ------------
          Total shareholders' equity .........................        7,904,081
                                                                   ------------
Total liabilities and shareholders' equity ...................     $ 79,539,564
                                                                   ============

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (UNAUDITED)
--------------------------------------------------------------------------------

                                                                Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                           --------------------------    -------------------------
                                                                1998           1997         1998         1997
                                                           --------------------------    -------------------------
 INTEREST INCOME:
  Loans ................................................   $ 1,382,029    $ 1,237,606    $ 3,937,745   $ 3,544,777
  Investment securities:
    Taxable ............................................       139,895        118,134        413,357       317,583
    Tax-exempt .........................................        45,434         41,014        131,516       118,636
  Federal funds sold ...................................        28,273         32,141         91,916        77,512
  Deposits in other banks ..............................           911            561         19,283         1,270
                                                           -----------    -----------    -----------   -----------
          Total interest income ........................     1,596,542      1,429,456      4,593,817     4,059,778
                                                           -----------    -----------    -----------   -----------
INTEREST EXPENSE:
  Deposits .............................................       585,224        565,955      1,741,506     1,585,225
  Federal Home Loan Bank advances ......................        54,958         22,605        147,876        41,646
  Other borrowed funds .................................         3,522          4,898         13,067         7,446
                                                           -----------    -----------    -----------   -----------
                                                               643,704        593,458      1,902,449     1,634,317
                                                           -----------    -----------    -----------   -----------

NET INTEREST INCOME ....................................       952,838        835,998      2,691,368     2,425,461
                                                           -----------    -----------    -----------   -----------
PROVISION FOR LOAN LOSSES ..............................        45,000         45,000        135,000       135,000
                                                           -----------    -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ......................................       907,838        790,998      2,556,368     2,290,461

NONINTEREST INCOME:
  Service charges on deposit accounts ..................        79,637         82,149        234,766       260,965
  Loan servicing fees ..................................       101,686         51,943        224,815        97,511
  Other service charges and fees .......................        33,649         27,227         93,726        78,234
  Net realized gain (loss) on sales of available
    for sale securities ................................                                       1,158          (675)
  Gain on sale of property .............................                                      57,401
  Other ................................................        34,834         35,984        105,672       122,970
                                                           -----------    -----------    -----------   -----------
                                                               249,806        197,303        717,538       559,005
                                                           -----------    -----------    -----------   -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits .......................       360,175        316,258      1,048,168       884,141
  Occupancy ............................................        30,891         25,211         75,739        71,050
  Equipment and processing expense .....................        57,362         45,342        168,413       136,269
  Other ................................................       165,254        130,605        518,381       444,173
                                                           -----------    -----------    -----------   -----------
                                                               613,682        517,416      1,810,701     1,535,633
                                                           -----------    -----------    -----------   -----------

INCOME BEFORE INCOME TAXES .............................       543,962        470,885      1,463,205     1,313,833
PROVISION FOR INCOME TAXES .............................       187,700        156,350        487,000       437,000
                                                           -----------    -----------    -----------   -----------
NET INCOME .............................................       356,262        314,535        976,205       876,833
                                                           -----------    -----------    -----------   -----------

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized gains on securities:
     Unrealized holding gains arising during the period         19,109         21,922         27,685        28,876
     Less reclassification adjustment for (gains) losses
       included in net income ..........................                                       (695)           405
                                                           -----------    -----------    -----------   -----------
   Other comprehensive income ..........................        19,109         21,922         26,990        29,281
                                                           -----------    -----------    -----------   -----------
COMPREHENSIVE INCOME ...................................   $   375,371    $   336,457    $ 1,003,195   $   906,114
                                                           ===========    ===========    ===========   ===========

Basic earnings per share                                        $ 0.71         $ 0.62         $ 1.94        $ 1.74
                                                           ===========    ===========    ===========   ===========
Diluted earnings per share                                      $ 0.69         $ 0.61         $ 1.89        $ 1.69
                                                           ===========    ===========    ===========   ===========

                  BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                             September 30,
                                                                   ----------------------------
                                                                         1998             1997
OPERATING ACTIVITIES:
  Net income ...................................................   $    976,205    $    876,833
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation ............................................        100,816          89,615
       Amortization and accretion, net .........................          3,792           2,803
       Provision for loan losses ...............................        135,000         135,000
       Gain on sale of property ................................        (57,401)
       Net realized (gain) loss on available for sale securities         (1,158)            675
       Changes in:
          Interest receivable ..................................        (67,118)        (89,819)
          Other assets .........................................        (42,477)         23,967
          Interest payable .....................................        (49,641)        (23,405)
          Other liabilities ....................................        122,670          99,472
                                                                   ------------    ------------
              Net cash provided by operating activities ........      1,120,688       1,115,141
                                                                   ------------    ------------

INVESTING ACTIVITIES:
  Net decrease in time deposits in other banks .................        990,000
  Net (increase) decrease in federal funds sold ................    (10,062,000)      3,575,000
  Proceeds from sale of investment securities:
    Available for sale securities ..............................                        199,250
  Proceeds from maturities of investment securities:
    Available for sale securities ..............................      4,236,130       1,795,025
  Purchase of investment securities:
    Available for sale securities ..............................     (3,701,640)     (4,198,203)
    Held to maturity securities ................................       (515,900)       (223,500)
  Net increase in loans ........................................     (4,455,223)     (4,922,682)
  Proceeds from sale of property ...............................        358,896
  Additions to premises and equipment ..........................       (179,925)        (47,372)
                                                                   ------------    ------------
              Net cash used for investing activities ...........    (13,329,662)     (3,822,482)
                                                                   ------------    ------------
FINANCING ACTIVITIES:
  Net increase in deposits .....................................     11,697,811       2,129,276
  Federal Home Loan Bank advance proceeds ......................      2,000,000       1,000,000
  Repayment of Federal Home Loan Bank advances .................        (88,750)        (20,000)
  Net increase (decrease) in other borrowings ..................        (85,407)         46,805
  Dividends paid ...............................................       (600,213)       (428,704)
  Exercise of stock options ....................................         39,720
  Acquisition of treasury stock ................................        (12,500)       (200,250)
                                                                   ------------    ------------
              Net cash provided by financing activities ........     12,950,661       2,527,127
                                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents ...............        741,687        (180,214)

Cash and cash equivalents - beginning ..........................      2,039,246       2,296,408
                                                                   ------------    ------------

Cash and cash equivalents - ending .............................   $  2,780,933    $  2,116,194
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes ..........................................   $    400,500    $    454,199
                                                                   ============    ============
         Interest ..............................................   $  1,952,090    $  1,657,722
                                                                   ============    ============

                 BRYAN BANCORP OF GEORGIA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                               SEPTEMBER 30, 1998


         NOTE 1 - BASIS OF PRESENTATION
         ------------------------------
         The accompanying unaudited financial statements of Bryan Bancorp of Georgia, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1997.

         Certain amounts in the consolidated financial statements for the nine month and three month periods ended September 30, 1997 have been reclassified to conform to the nine month and three month periods ended September 30, 1998 presentation.


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

         Earnings per share amounts for the nine month and three month periods ended September 30, 1997 have been restated to give effect to the application of this new standard.

         The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                             ----------------------    --------------------
                                                1998        1997          1998       1997
                                             ----------------------    --------------------

Income available to common shareholders:
  Used in basic earnings per share           $  356,262    $314,535    $976,205    $876,833
                                             ==========    ========    ========    ========
  Used in diluted earnings per share         $  356,262    $314,535    $976,205    $876,833
                                             ==========    ========    ========    ========
Weighted average number of common
 shares used in basic earnings per share        502,519     503,346     502,519     503,346
Effect of dilutive securities:
  Stock Options                                  13,980      15,702      13,980      15,702
                                             ----------    --------    --------    --------
Weighted average number of common
 and dilutive potential common shares
 used in diluted earnings per share             516,499     519,048     516,499     519,048
                                             ==========    ========    ========    ========

         NOTE 3 - ACCOUNTING CHANGE
         --------------------------
         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources.

         NOTE 4 - IMPACT OF NEW ACCOUNTING CHANGE
         ----------------------------------------
         In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. This statement which is effective for fiscal years beginning after December 15, 1997, is not expected to have an effect on the Company's financial statements.

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes standards of accounting and reporting for derivative instruments and hedging activities. The financial impact of the adoption of this statement has not been determined. However, the adoption of this statement is not expected to have a material effect of the Company's financial statements.

         NOTE 5 - MERGER
         ---------------
         On February 10, 1998, the Company signed a definitive agreement to merge with The Savannah Bancorp, Inc., a bank holding company that owns The Savannah Bank located in Savannah, Georgia. This merger would result in The Savannah Bancorp, Inc. acquiring all of the Company's outstanding stock in a business combination accounted for as a pooling of interest. Upon consummation of this merger, which is subject to regulatory and shareholder approvals, shareholders of the Company would receive 1.85 shares of stock in The Savannah Bancorp, Inc. in exchange for each share of the Company's stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations Liquidity and Capital Resources
         ---------------------------------------------

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

The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. The Company continues in a liquid position at September 30, 1998, with $10.1 million invested in daily federal funds sold and approximately $2.9 million in cash and due from banks. The Company's cash and cash equivalents plus federal funds sold increased by approximately $9.9 million at September 30, 1998 compared to December 31, 1997. This increase was due primarily to an increase in deposits in the month of September, 1998.

Management monitors the Company's asset and liability positions in order to maintain a balance between rate sensitive assets and rate sensitive liabilities and, at the same time, maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawal of deposits.

The Company has the ability on a short-term basis to borrow funds from other financial institutions. In addition to a credit line with the Federal Home Loan bank which allows advances up to seventy-five percent of the book value of one-to-four family first mortgage loans, the Company has federal funds line of credit arrangements aggregating $4 million. As of September 30, 1998, the Company had borrowed approximately $3.5 million on its credit line with the Federal Home Loan Bank.

There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Company's total assets increased from $65.5 million at December 31, 1997 to approximately $79.5 million at September 30, 1998, representing an increase of $14.0 million or 21.4%. Loans increased approximately $4.4 million or 9.1% during the first nine months of 1998 with an increase in deposits of approximately $11.7 million or 20.9%.

Shareholders' equity at September 30, 1998 was $7.9 million or 9.9% of total assets. The Company paid cash dividends of $1.18 per share during the first nine months of 1998. The company also repurchased 500 shares of its own common stock during the first nine months of 1998 at a cost of $25 per share. There were 4,000 stock options exercised during the first nine months at a price of $9.93 per share. Management anticipates that capital will be adequate to sustain the Company's anticipated 1998 growth.

The Company's capital is in excess of the applicable regulatory requirements. At September 30, 1998, the Company's leverage ratio was 10.83% and its tier 1 and total risk-based capital ratios were 13.88% and 15.02%, respectively.


Results of Operations
---------------------

Net interest income increased in the third quarter of 1998 by $116,840 or 14.0% over the same quarter in 1997. For the nine months ending September 30, 1998, net interest income was up approximately $265,907 or 11.0% over the same period in 1997. This increase is primarily attributable to the growth of the loan portfolio. Management anticipates that demand for loans will continue strong throughout the remainder of 1998.

The provision for loan losses was $135,000 for nine months ended September 30, 1998 and 1997 or .25% of average loans outstanding at September 30, 1998, compared to .29% of average loans outstanding at September 30, 1998. Net charge-offs during the third quarter of 1998 were $990, down $1,079 from the same period in 1997. Net charge-offs for the nine months ended September 30, 1998 were $88,316 or .17% of average outstanding loans, compared to $38,114 or
 .08% of average outstanding loans for the same period in 1997.

The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in this assessment are past loss experience, known and inherent risks in the loan portfolio, current and anticipated economic conditions and other pertinent factors:

Nonperforming Assets
--------------------

                                                  9/30/98       12/31/97
                                                 --------       --------

Nonaccrual loans                                 $116,533       $300,000
Restructured loans                                     --             --
                                                 --------       --------
     Total nonperforming loans                   $116,533       $300,000
Foreclosed real estate                                 --             --
                                                 --------       --------
Total nonperforming assets                       $116,533       $300,000
                                                 ========       ========
Accruing loans past due 90 days or more           $71,000         $8,000
                                                 ========       ========
Nonperforming loans to total loans                  0.22%          0.62%
                                                 ========       ========
Allowance for loan losses times
     nonperforming loans                             5.41           1.94
                                                 ========       ========


Non-interest income increased in the third quarter of 1998 approixmately $53,000 or 26.9% over the same quarter of 1997. For the nine months ended September 30, 1998, non-interest income was up $159,000 or 28.4% over the same nine months of 1997. This increase during the first nine months is primarily attributable to increase in mortgage loan origination fees of approximately $132,000 and gain on sale of property of $57,000. Service fees on deposit activity decreased approximately $26,000 as a result of a decrease in NSF charges.

Non-interest  expenses  totaled  approximately  $614,000  for the quarter  ended
September 30, 1998 compared to approximately $517,000 for the same quarter in 1998. For the nine months ended September 30, 1998, non-interest expenses totaled approximately $1,811,000, compared to approximately $1,536,000 during the same nine months of 1997. This increase of 17.9% in the first nine months is due primarily to an increase in salaries and employee benefits. The Company's efficiency ratio (non-interest expense divided by the sum of net interest income after provision for loan losses and non-interest income) was 55% for the first nine months of 1998 as compared to 54% for the first nine months of 1997.

Net income for the quarter ended September 30, 1998 was $356,262 or 13.3% increase compared to $314,535 for the same period in 1997. For the nine months ended September 30, 1998, net income was $976,205 which is 11.3% increase over the same period of 1997.

PART II. - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
        --------------------------------
    (a) Exhibits:

          No. 27     Financial Data Schedules (SEC use only)

    (b) Reports on Form 8-K:

           No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BRYAN BANCORP OF GEORGIA, INC.




Date:  November 10, 1998            By: /s/ E. James Burnsed
       -----------------                --------------------
                                        E. James Burnsed,
                                        President and Chief Executive Officer